Form 10-Q
period 1997-06-30
HAWAIIAN NATURAL WATER CO INC
filed 1997-08-14
CIK 1025787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                                  FORM 10-Q SB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM      TO

    COMMISSION FILE NO. 0-29280

                      HAWAIIAN NATURAL WATER COMPANY, INC.
       (Exact name of small business issuer as specified in its charter)

                HAWAII                                99-0314848
(State or jurisdiction of incorporation             I.R.S. Employer
           or organization)                      Identification Number)

                               248 Mokauea Street
                            Honolulu, Hawaii  96819
                    (Address of principal executive offices)

                                 (808) 832-4550
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X           NO

     The issuer had issued and outstanding 3,899,212 shares of Common Stock on August 11, 1997.

     Transitional Small Business Disclosure Format (check one):

                            YES                 NO   X

                        PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hawaiian Natural Water Company, Inc.
Balance Sheet


ASSETS                                                                                       December 31,          June 30,
                                                                                                 1996                1997
                                                                                             ------------        ------------
                                                                                                                  (Unaudited)

Current Assets:
  Cash and Cash Equivalents                                                                   $    89,335         $ 1,498,826
  Short Term Investment                                                                            -                3,000,000
  Inventories                                                                                     156,570             113,452
  Trade Accounts Receivable                                                                        53,515             124,015
  Prepaid Expenses and Other                                                                        7,945              71,902
                                                                                             ------------        ------------
    Total Current Assets                                                                          307,365           4,808,195

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $112,110
and $143,444, respectively                                                                        441,352             420,496


ORGANIZATIONAL COSTS, net of accumulated amortization of $2,029 and $2,480, respectively            2,480               2,029

DEFERRED CHARGES AND OTHER, net of accumulated amortization of $82,056 at December 31, 1996       441,196              50,688
                                                                                             ------------        ------------
    Total Assets                                                                              $ 1,192,393         $ 5,281,408
                                                                                             ------------        ------------
                                                                                             ------------        ------------

LIABILITIES

Current Liabilities:
  Accounts Payable                                                                            $   331,370         $   208,261
  Notes Payable to Related Parties                                                                496,393              -
  Notes Payable                                                                                 1,467,561              -
  Accrued Expenses and Other Current Liabilities                                                  156,751              41,582
  Deferred Compensation                                                                            32,500              -
  Capital Lease Obligation - Current Portion                                                       38,264              36,214
                                                                                             ------------        ------------
    Total Current Liabilities                                                                   2,522,839             286,057

CAPITAL LEASE OBLIGATION - Net of Current Portion                                                  87,476              71,035
                                                                                             ------------        ------------
    Total Liabilities                                                                           2,610,315             357,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, $1 par value, 5,000,000 shares authorized, no shares issued or
 outstanding                                                                                       -                   -
 Common Stock, no par value; 20,000,000 shares authorized; 1,599,212 and 3,899,212
 shares issued and outstanding, respectively                                                      442,293           6,338,728

  Common Stock Warrants, 774,351 and 3,167,851 warrants outstanding, respectively                 187,500           1,989,176

  Accumulated Deficit                                                                          (2,047,715)         (3,403,588)
                                                                                             ------------        ------------
  Total Stockholders Equity (Deficit)                                                          (1,417,922)          4,924,316
                                                                                             ------------        ------------
  Total Liabilities and Stockholders' Equity (Deficit)                                        $ 1,192,393         $ 5,281,408
                                                                                             ------------        ------------
                                                                                             ------------        ------------

   The accompanying notes are an integral part of these financial statements.

Hawaiian Natural Water Company, Inc.
Statement of Operations
For the Three and Six Months Ended June 30,1996 and 1997
(UNAUDITED)

                                               Three Months                 Six Months
                                              Ended June 30,               Ended June 30,
                                       -------------------------     -------------------------
                                           1996           1997           1996          1997
                                       ----------     ----------     ----------    -----------
NET SALES                              $  226,753     $  283,310     $  429,128    $   499,993
COST OF SALES                             275,902        301,241        473,225        486,888
                                       ----------     ----------     ----------    -----------
   Gross Margin (Loss)                    (49,149)       (17,931)       (44,097)        13,105

EXPENSES:
    General and Administrative            187,604        244,967        382,365        426,001
    Selling and Marketing                  41,509        189,187         65,693        275,971
                                       ----------     ----------     ----------    -----------
                                          229,113        434,154        448,058        701,972

OTHER INCOME ( EXPENSE)
    Interest Income                           -           14,106            -           14,173
    Interest Expense                      (12,331)      (178,279)       (27,735)      (414,474)
    Other Income                              -            1,143            -            2,105
                                       ----------     ----------     ----------    -----------
                                          (12,331)      (163,030)       (27,735)      (398,196)

Net Loss Before Extraordinary Item       (290,593)      (615,115)      (519,890)    (1,087,063)

Extraordinary Item -
    Loss on Extinguishment of Debt            -         (268,810)           -         (268,810)
                                       ----------     ----------     ----------    -----------

Net Loss                               $ (290,593)    $ (883,925)    $ (519,890)   $(1,355,873)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

Net Loss Per Share:
    Before Extraordinary Item          $    (0.18)    $    (0.23)    $    (0.33)   $     (0.50)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

    Extraordinary Item                 $      -       $    (0.10)    $      -      $     (0.12)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

    Net Loss Per Share                 $    (0.18)    $    (0.33)    $    (0.33)   $     (0.63)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

  The accompanying notes are an integral part of these financial statements.

Hawaiian Natural Water Company, Inc.
Statement of Stockholders Equity (Deficit)
For the Period Ending June 30, 1997
(UNAUDITED)

                                              Common Stock             Common Stock Warrants
                                        ------------------------      -------------------------                      Total
                                        Number of                     Number of                   Accumulated    Stockholders
                                          Shares         Amount       Warrants       Amount         Deficit     Equity(Deficit)
                                        ---------     ----------      ---------     ----------    -----------   --------------
BALANCE AT
  DECEMBER 31,1996                      1,599,212     $  442,293        774,351     $  187,500    $(2,047,715)   $(1,417,922)

Cancellation of Bridge Warrants
  April 15, 1997                              -           26,625       (106,500)       (26,625)           -              -
Sale of shares
  and common stock warrants
  May 15, 1997                          2,000,000      4,947,661      2,000,000      1,462,641            -        6,410,302
Issuance of Underwriter
  common stock warrants
  May 15, 1997                                -              -          200,000        146,264            -          146,264
Sale of shares
  and common stock warrants
  May 27, 1997                            300,000        922,149        300,000        219,396            -        1,141,545

Net Loss                                      -              -              -              -       (1,355,873)    (1,355,873)
                                        ---------     ----------      ---------     ----------    -----------    ------------
BALANCE AT
 JUNE 30, 1997                          3,899,212     $6,338,728      3,167,851     $1,989,176    $(3,403,588)   $ 4,924,316
                                        -------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Hawaiian Natural Water Company, Inc.
Statement of Cash Flows
For the six months ended June 30, 1996 and 1997
(UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   1996               1997
                                                                               ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (519,890)        $(1,355,873)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                                38,064              31,786
      Amortization of debt discount                                                   -                70,000
      Amortization of deferred charges                                                -               165,000
      Extraordinary loss on extinguishment of debt                                    -               268,810
      Net decrease (increase) in current assets                                   130,801             (91,339)
      Net increase (decrease) in current liabilities                               98,897            (104,647)
      Increase in deposits and other                                              (61,610)            (50,000)
                                                                               ----------         -----------
        Net cash used in operating activities                                    (313,738)         (1,066,263)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net                                          (41,803)            (10,479)
  Purchase of short-term investment                                                   -            (3,000,000)
                                                                               ----------         -----------
        Net cash used in investing activities                                     (41,803)         (3,010,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering of common stock                               -             8,280,000
  Payments for services related to the initial public offering                        -              (665,490)
  Proceeds from underwriter note payable                                              -               100,000
  Proceeds from related party notes payable                                       289,720              75,000
  Repayment of related party notes payable                                            -               (75,000)
  Advances from affiliates                                                         10,000             100,272
  Repayment to affiliates                                                         (10,000)                -
  Advance from private investor borrowing                                         100,000                 -
  Repayment of advances from affiliates                                               -              (100,272)
  Repayment of related party notes payable                                            -              (496,393)
  Repayment of bridge notes payable                                                   -            (1,500,000)
  Repayment of private investor borrowing                                             -              (100,000)
  Repayment of bank note payable                                                      -               (13,394)
  Repayment of underwriter note payable                                               -              (100,000)
  Repayment of principal on capital leases                                         (5,455)            (18,490)
                                                                               ----------         -----------
    Net cash provided by financing activities                                     384,265           5,486,233
                                                                               ----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          28,724           1,409,491

CASH AND CASH EQUIVALENTS, beginning of period                                        -                89,335
                                                                               ----------         -----------
CASH AND CASH EQUIVALENTS, ending of period                                    $   28,724         $ 1,498,826
                                                                               ------------------------------
                                                                               ------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

Preferred Dividends                                                            $    1,666         $       -
                                                                               ------------------------------
                                                                               ------------------------------

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1996 and notes thereto filed with the Securities and Exchange Commission in the Company's Registration Statement on Form SB-2. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to fairly present the financial position of the Company at June 30, 1997 and December 31, 1996 and the results of its operations for the three and six-month periods ended June 30, 1997 and 1996 in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not neccessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to current period presentation.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION. The Company recognizes revenue on the accrual method of accounting when title to product transfers to the buyer (upon shipment). In 1996, the Company began granting early payment discounts to certain large Hawaiian customers in order to encourage prompt payment. Such customers currently account for a majority of the Company's sales. Discounts are recorded when the customer makes payment within the discount period. The Company's policy is to provide a reserve for estimated uncollectible accounts receivable, if any.

RESERVE FOR RETURNS. The Company grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company replaces returned goods or issues a refund to the customer. The Company's policy is to provide a reserve for estimated returns and related disposal costs.

2.  LOSS PER SHARE

Loss Per Share is computed by dividing the Net Loss by the weighted average number of Common and Common Equivalent Shares issued and outstanding during the period. The weighted average number of Common and Common Equivalent Shares issued and outstanding during the period were as follows:

                                             Common and Common Equivalent
                                             shares issued and outstanding
                                            June 30, 1996     June 30, 1997
                                            -------------     -------------

     For the three months ended               1,599,212         2,709,212
     For the six months ended                 1,599,212         2,154,212

Loss per Share and weighted average number of Common and Common Equivalent Shares retroactively reflect the split of the Company's outstanding common shares on a 1,111.428-for-one basis effected in August 1996 and the conversion of all outstanding shares of Convertible Preferred Stock into 389,000 shares of Common Stock effected in October 1996. As of June 30, 1997, 241,463 options and 3,167,851 warrants to purchase the Company's Common Stock (including 200,000 warrants issued to the Underwriter of the IPO (See
Note 12)) were
outstanding. The effect on Loss per Share of all outstanding warrants and options would be anti-dilutive.

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of savings accounts and investments in a money market account with original maturities less than 90 days.

4.  SHORT TERM INVESTMENT

The Company has invested $3 million in investment grade commercial paper bearing interest at 5.61 percent and maturing on September 8, 1997.

5.  INVENTORIES

Inventories were comprised of the following:

                                          December 31,    June 30,
                                              1996          1997
                                          ------------   -----------
                                                         (Unaudited)

     Raw Materials                          $ 95,088     $ 73,242
     Finished Goods                           61,482       40,210
                                            --------     --------
     Total                                  $156,570     $113,452
                                            --------     --------
                                            --------     --------

6.  NOTES PAYABLE

Notes Payable to Related Parties.

In February 1997, certain shareholders loaned the Company an aggregate of $75,000, bearing interest at 12 percent per annum. This was in addition to an aggregate of approximately $496,000 then owed to related parties. All of these loans , bearing interest between 8% and 12% per annum, plus all accrued interest, were repaid as shown in the table below.

Note Payable To Managing Underwriter

In April 1997, the managing underwriter (the "Underwriter") for the Company's IPO (See Note 12) loaned the Company $100,000 on a short-term basis, bearing interest at 10 percent per annum, in order to enable the Company to meet its working capital requirements pending completion of the IPO. The Company repaid this note and accrued interest as shown in the table below.

Bridge Notes Payable

On October 10, 1996, the Company completed a private bridge financing (the "Bridge Financing"), consisting of (i) an aggregate of $1.5 million of unsecured promissory notes ("Bridge Notes") of the Company bearing interest at the rate of 10 percent per annum and (ii) an aggregate of 750,000 warrants ("Bridge Warrants") of the Company, each Bridge Warrant entitling the holder to purchase one share of Common Stock, at an exercise price of $1.50 per share, subject to adjustment under certain circumstances, during the thirty-six month period commencing October 10, 1997. In April 1997, certain investors who participated in the Bridge Financing agreed to cancel an aggregate of 106,500 Bridge Warrants. Upon completion of the IPO in May 1997, the remaining 643,500 Bridge Warrants were converted into a like number of Public Warrants (See Note 12), and the Bridge Notes and accrued interest were repaid in full. The Bridge Warrants were valued by the Company at $187,500 in the aggregate, and this amount was recorded as original issue discount ("OID") in October 1996. The Company amortized the OID to interest expense and recorded approximately $112,000 of amortization expense from inception through May 1997. In May 1997, upon the early repayment of the Bridge Loan, the Company wrote off the remaining $76,000 as an Extraordinary Item - Loss on Extinguishment of Debt.

Direct costs of the Bridge Financing totaled approximately $440,000 and were reflected as Deferred Charges and Other, net of accumulated amortization as of December 31, 1996. The Company amortized these direct costs to interest expense and recorded approximately $247,000 from inception through May 1997. In May 1997, upon the early repayment of the Bridge Loan, the Company wrote off the remaining $193,000 as an Extraordinary Item - Loss on Extinquishment of Debt.

In May 1997, the following notes payable and accrued interest were repaid out of the proceeds of the IPO:

                                              Principal    Interest      Total
                                              ----------   --------   ----------

Bridge Notes Payable.......................   $1,500,000   $ 91,000   $1,591,000
Notes Payable to Related Parties...........      571,000     57,000      628,000
Note Payable to Unaffiliated Investor......      100,000     12,000      112,000
Note Payable to Underwriter................      100,000      1,000      101,000
                                              ----------   --------   ----------
Total......................................   $2,271,000   $160,000   $2,432,000
                                              ----------   --------   ----------
                                              ----------   --------   ----------
7.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

In 1995, approximately 81 percent of the Company's sales were made through a Hawaiian distribution company. In 1996, this distribution company was sold to Anheuser - Busch which terminated sales of all non Anheuser - Busch products. In June 1996, the Company negotiated an oral agreement with another distribution company in Hawaii. The following table summarizes the Company's sales to its Hawaiian distributors during the applicable periods.

                                               Percentage of Sales
                                          June 30, 1996   June 30, 1997
                                          -------------   -------------

     Three Months Ending                       93%             67%
     Six Months Ending                         78%             71%

Prior to July 1996, the Company imported all of its bottles from a single-source supplier. Subsequent to July 1996, the Company began to purchase bottles from a vendor who operates a bottle-making machine at the Company's production facility. In July 1996, an officer of this vendor was appointed a director of the Company. Pursuant to a Blow Molding Agreement with this vendor, the Company committed to purchase a minimum of $750,000 of bottles per year, as defined, for three years. During the first year of the agreement ended June 30, 1997, the Company purchased approximately $347,000 worth of bottles from this vendor. In lieu of purchasing the shortfall of bottles in subsequent periods, the Company has entered into a letter of intent to purchase the bottle making equipment (see
Note 14) . If consummated, the agreement provides that the purchase of the bottle making equipment will release the Company from any outstanding obligation to purchase the shortfall of bottles. Management believes that the proposed purchase price of this equipment represents the fair market value thereof.

8.  SALES RETURNS

During 1995, the Company sold approximately $133,000 (13,000) cases of product to a Japanese importer (the "Importer"). A portion of this shipment was rejected by the Importer due to dust particle contamination from labels, the cause of which the Company subsequently identified and corrected. The Importer returned 8,000 cases in 1995 to the Company and the Company reversed approximately $83,000 of sales and credited the customer for the returned product. The Company resold the majority of the product in the first quarter of 1996 at the Company's approximate cost of $43,000. In connection with the return of these goods, the Company was required to pay various freight, storage and customs charges related to these shipments totaling approximately $67,000. Approximately $33,000 of this amount is recorded in Trade Accounts Payable at June 30, 1997. In July 1996, the Company received a credit of approximately $26,000 from the manufacturer of its labels in settlement of the dust particle contamination issue. This credit was applied to past due accounts payable to the manufacturer.

There were no significant sales returns during the six months ending June 30, 1997.

9.  FOREIGN SALES

The Company sells its product directly to foreign distributors. All sales are made in U.S. dollars. Export sales were as follows:

                        Three Months Ended       Six Months Ended
                            June 30,                 June 30,
                       1996          1997        1996        1997
                       ----         -------     -------     -------
Asia                   $ -          $29,000     $35,000     $33,000
Guam                     -           25,000        -        $36,000
                       ----         -------     -------     -------
    Total              $ -          $54,000     $35,000     $69,000
                       ----         -------     -------     -------
                       ----         -------     -------     -------

10.  CONSULTING AGREEMENTS

a.  Financial Advisor

In October 1995, the Company entered into a consulting agreement with a financial advisor (the "Advisor") for a 12 month term. The Advisor was engaged to evaluate the Company's capital structure and requirements, to evaluate potential acquisition or joint venture candidates and to provide other strategic planning services to the Company. The Advisor's fee was $120,000 for the term of the agreement, accrued at the rate of $10,000 per month. The Company recognized $60,000 of consulting expense pursuant to this agreement during the six month ended June 30, 1996, which is reflected in General and Administrative Expenses.

b.  Sales Representatives

In 1995, the company entered into an agreement with an individual to be the Company's sales agent for the Western Region of the United States. The Company paid this agent a fee of $2,000 per month commencing June 1995. In June 1996, the fee was increased to $4,000 per month, which is reflected in Sales and Marketing Expense.

In 1996, the Company entered into certain other sales agent agreements with individuals, covering periods of up to one year. Certain of these agreements provide for reimbursement to the agents for travel, lodging and communication expenses and also provide for additional compensation in the form of sales commissions ranging from 2.5 to 5 percent of sales (as defined) and bonus payments ranging from $500 to $1,000 for each new distribution agreement entered into (as defined). Pursuant to the agreements, the Company recorded aggregate expenses of approximately $15,000 and $26,000 for the three and six months ended June 30,1997, respectively. These expenses are reflected in Selling and Marketing Expense.

Effective November 1, 1996, the Company engaged the landlord of the Company's Honolulu warehouse and office space as a sales representative for a one-year term. The Company has agreed to pay the landlord $2,000 per month for the first five months and $1,000 per month for the remainder of the term. The landlord is also entitled to a 5 percent commission on sales (as defined). The Company paid approximately $6,000 and $9,000 pursuant to this agreement for the three and six months ended June 30, 1997, respectively. These expenses are reflected in Sales and Marketing Expense.

In March 1997, the Company entered into a six month sales agent agreement with an individual which provided a monthly fee of $500, plus 5 percent commission on sales (as defined). The Company recorded approximately $1,500 and $2,000 of expense for the three and six months ended June 30, 1997, respectively. This expense is reflected in Sales and Marketing Expense. In April 1997, the Company also granted this agent 2,500 options to purchase the Company's Common Stock (See Note 13). The related option expense was not material for the three and six months ending June 30, 1997.

c.  Marketing Consultants

In July 1996, the Company engaged an outside marketing consultant to develop a marketing plan for the Company. The Company accrued approximately $25,000 in expenses in 1996 pursuant to this agreement. In March 1997, the Company retained the services of this consultant on a month to month basis and recognized expense of approximately $24,000 for the six months ended June 30, 1997, which is reflected in Sales and Marketing Expense. In addition, the Company granted this consultant 3,963 options to purchase the Company's Common Stock (See
Note 13). The related option expense was not material for the three and six months ending June 30, 1997.

In March 1997, the Company entered into a month to month agreement with an outside marketing consultant specializing in event and sponsorship marketing and public relations. The consultant's fee is $4,500 per month plus reasonable travel expenses (as defined). The Company recorded $13,500 and $18,000 of expense for the three and six months ended June 30, 1997, respectively. This expense is recorded in Sales and Marketing Expense.

In June 1997, the Company entered into a two-month agreement with an outside marketing consultant to revise the Company's marketing plan and to enhance the graphic design of the Company's label. The consultant's fee is $30,000, plus travel expenses, payable $24,000 in cash, plus $6,000 in equivalent stock options (which have not yet been granted or earned). The Company expensed $8,000 pursuant to this agreement during the six month period ending June 30, 1997, which is reflected in Sales and Marketing Expense.

d.  Advertising Consultant

On July 31, 1996, the Company entered into a one year agreement with an advertising consultant (who was appointed a Director of the Company in August
1996). The consultant's fee was $5,000 per month. The agreement also provided that the Company, at its discretion, may grant the consultant stock options. The agreement was terminated at the end of May 1997, and no stock options were granted. The Company recorded an expense of $25,000 for the six month period ending June 30, 1997. This expense is reflected in Sales and Marketing Expense.

11.  OFFICE LEASE COMMITMENT

In October 1996, the Company entered into a three year lease for new office and warehouse space in Honolulu. Monthly minimum rental payments are $3,000 for the term of the lease. In exchange for the favorable monthly rent, the Company granted the landlord 10,000 stock options in April 1997. The value of these options (approximately $24,000 in the aggregate) will be amortized ratably over a period of 30 months, which is the approximate length of the remaining lease term (See Note 13). The option related expense was not material for the three and six month period ending June 30, 1997.

12.  RECAPITALIZATION AND INITIAL PUBLIC OFFERING

In July 1996, the Company increased the number of authorized shares of Common Stock to 20,000,000. In August 1996, the Company effected a 1,111.428 for 1 Common Stock split. In October 1996, the Company increased the number of authorized shares of Preferred Stock to 5,000,000 and changed the par value to $1. In October 1996, all outstanding shares of the Company's Convertible Preferred Stock were converted into an aggregate of 389,000 shares of Common Stock.

In May 1997, the Company completed an initial public offering ("IPO") of 2,300,000 Units (including 300,000 Units subject to the Underwriter's over-allotment option) at $4.00 per Unit, each Unit consisting of one share of Common Stock and one Common Stock purchase warrant

(each, a "Public Warrant"). Each Public Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $6 per share (subject to adjustment) for a period of five years. The IPO resulted in aggregate net proceeds of approximately $8,280,000, net of underwriting discounts. Of these proceeds, the Company used approximately
(i) $2,432,000 to repay Notes Payable plus all accrued interest (see Note 6),
(ii) approximately $109,000 to pay deferred compensation and consulting fees,
(iii) approximately $665,000 to pay other related expenses of the IPO and
(iv) $50,000 as an initial down payment on the purchase of a bottle making machine (See Note 7). Of the remaining $5 million, the Company has invested $3 million in short-term securities (See Note 4), approximately $1.5 million in cash equivalents (See Note 3) and the balance has been used for general corporate and working capital purposes.

Upon closing of the IPO, the Company issued to the Underwriter (for aggregate consideration of $20) five year warrants to purchase 200,000 shares of Common Stock. Each warrant may be exercised at any time during a period of four years commencing on the first anniversary of the date of issuance, to purchase one share of Common Stock at an exercise price of $6.60 (165 percent of the IPO price per Unit), subject to adjustment in certain circumstances.

At June 30, 1997, the fair market value of the Public Warrant and Unit were $1.38 and $5.81, respectively. On that basis, the Company has allocated approximately 24 percent of the net proceeds of the IPO to the Public Warrants and the Underwriter's warrants.

13.  STOCK OPTIONS

In 1996, the Company reserved an aggregate of 1,000,000 shares of Common Stock for issuance upon the exercise of stock options which may be granted from time to time to directors, officers, employees and consultants of the Company. Options granted to employees are accounted for under APB Opinion No. 25, under which no compensation expense is recognized in connection with the grant of options. Options granted to non - employees (e.g., consultants and outside directors) are accounted for under FASB 123, pursuant to which the fair market value of the options granted is amortized over the related service period.

In October 1996, the Company granted to its President options (subject to vesting requirements) to purchase 150,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share (subject to adjustment). In January 1997, the Company granted to its Chief Financial Officer options (subject to vesting requirements) to purchase 75,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share (subject to adjustment). As of June 30, 1997, none of these options were exercised, forfeited or expired. The Company has determined that the aggregate fair market value of the options granted is approximately $550,000 determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rate of 6.37%; expected dividend yield of zero; expected life of five years; and expected volatility of 66%. Management believes that the fair value results from using the Black-Scholes calculation may not be indicative of the Company's economic cost of issuing stock options to its executives.

As of June 30, 1997, approximately 35,000 of the 225,000 options originally granted to these officers had been earned. If compensation expense had been recognized in connection with these option grants in accordance with FASB Statement No. 123, the Company's Net Loss and Net Loss per Share for the period ending June 30, 1997 would not have been materially impacted.

In 1997, the Company granted outside consultants and its landlord of office and warehouse space an aggregate of 16,463 stock options valued at approximately $40,000. In accordance with FASB No. 123 , the cost of options granted to these individuals will be recognized over the related service period. Option expense during the three and six month period ending June 30, 1997 was not material to the Company's financial statements.

14.  SUBSEQUENT EVENT - PURCHASE OF BOTTLING EQUIPMENT

The Company has agreed in principle to purchase the bottling equipment subject to the Blow Molding Agreement for $1.2 million, with payment over five years (See Note 7). The Company deposited $50,000 as an initial down payment, which is reflected in the Balance Sheet as Deferred Charges and Other. If the purchase is consummated, the Company will pay an additional $325,000 at the closing and finance the remaining $825,000 over five years with the first two years requiring a monthly payment of $13,750. The remaining $495,000 will be payable in annual principal payments of $165,000 plus 5 percent interest per annum on the unpaid principal balance. Management believes that the proposed purchase price of this equipment represents the fair market value thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS
CONCERNING: (I) ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; (II) PLANS OR PROPOSALS OF THE COMPANY OR ITS MANAGEMENT WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND POSSIBLE ACQUISITIONS OF ASSETS OR BUSINESSES; (III) POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND (IV) ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, RISKS AND UNCERTAINTIES RELATING TO: (I) THE MARKET FOR THE COMPANY'S PRODUCTS; (II) THE MAINTENANCE AND DEVELOPMENT OF THE COMPANY'S DISTRIBUTOR NETWORK; (III) POSSIBLE CHANGES IN THE COMPANY'S BUSINESS STRATEGY OR THE EXECUTION OF ITS EXISTING STRATEGY; (IV) THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; (V) THE COMPANY'S NEED FOR ADDITIONAL CAPITAL OR, IF NEEDED, THE AVAILABILITY OF ADDITIONAL CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; (VI) THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; (VII) REGULATORY ISSUES IN THE U.S. OR ABROAD; AND (VIII) THE COMPETITIVE ENVIRONMENT IN THE COMPANY'S INDUSTRY. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
     JUNE 30, 1996

     Net Sales. Net Sales increased to approximately $283,000 for the three months ended June 30,1997 (the "1997 Quarter") from approximately $227,000 for the three months ended June 30, 1996 (the "1996 Quarter"). The increase in net revenues in the 1997 Quarter was due primarily to unit sales growth from approximately 30,000 cases in the 1996 Quarter to approximately 41,000 cases in the 1997 Quarter. Sales in the Hawaiian market accounted for approximately 67% of sales in the 1997 Quarter compared to approximately 93% of sales in the 1996 Quarter. Beginning in the second quarter of 1995, the Company began export sales to Asia and the Pacific Islands. Such sales accounted for approximately 15% of sales in the 1997 Quarter compared to no sales in the 1996 Quarter. The Company's expansion strategy emphasizes continued growth in this export market as well as increased growth in domestic markets outside of Hawaii. The average sales price per case decreased approximately 9% in the 1997 Quarter compared to the 1996 Quarter due to a general price reduction to promote sales and significant cash discounts to generate cash prior to the closing of the Company's initial public offering (the "IPO") in May 1997.

     Cost of Sales. The Company's cost of sales increased to approximately $301,000 in the 1997 Quarter from approximately $276,000 in the 1996 Quarter, primarily due to unit sales growth. The primary component in Cost of Sales is the cost of finished bottles. In December 1995, the Company entered into a Blow Molding Agreement with a California bottle supplier, pursuant to which such supplier agreed to manufacture bottles for the Company on site, using equipment owned by the supplier but installed at the Company's bottling facility. This equipment, which has a maximum capacity of approximately 18,000,000 bottles annually, became operational in July 1996. The average cost per case decreased approximately 20% in the 1997 Quarter primarily due to this arrangement. The Company has entered into negotiations to purchase the bottle making equipment which , if consummated, will further decrease the Company's cost of bottles. (See Note 14 to the Financial Statements)

     Expenses. Selling and marketing expenses increased to approximately $189,000 in the 1997 Quarter from approximately $42,000 in the 1996 Quarter, primarily as a result of an increase in internal and external promotional activities, including product giveaways, media production,and the hiring of certain outside sales representatives and marketing and advertising consultants. The Company terminated its relationship with its advertising consultant in May 1997 and will continue to evaluate the merits of retaining the services of present and future outside consultants. (See Note 10 to the Financial Statements) General and administrative expenses increased to approximately $245,000 in the 1997 Quarter from approximately $188,000 in the 1996 Quarter. The majority of this increase resulted from increased compensation to the Company's President and the hiring of a Chief Financial Officer and other administrative personnel.

     Interest Expense, Net. Interest Expense, net increased to approximately $178,000 in the 1997 Quarter from approximately $12,000 in the 1996 Quarter. The increase is primarily due to increased borrowings relating to the $1.5 million Bridge Financing incurred in October 1996 as well as certain additional borrowings from related parties and others prior to the closing of the IPO. The Company also amortized approximately $78,000 of original issue discount and offering expenses on the Bridge Financing to interest expense in the 1997 Quarter. (See Note 6 to the Financial Statements) All of these borrowings and accrued interest were repaid out of the proceeds from the IPO.

     Extraordinary Loss. In May 1997, upon the early retirement of the Bridge Notes, the Company wrote off the remaining unamortized balance of original issue discount and offering expenses of the Bridge Financing of $76,000 and $193,000, respectively.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $883,925, or $(.33) per share, in the 1997 Quarter compared to a net loss of $290,593, or $(.18) per share, in the 1996 Quarter. Weighted average shares outstanding increased to 2,709,212 in the 1997 Quarter from 1,599,212 in the 1996 Quarter due to the completion of the Company's IPO. (See Note 12 to the Financial Statements) The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
     JUNE 30, 1996

     Net Sales. Net sales increased to approximately $500,000 for the six months ended June 30, 1997 ("1997 First Half") from approximately $429,000 for the six months ended June 30, 1996 (the "1996 First Half"). This increase was due primarily to unit sales growth from approximately 58,000 cases in the 1996 First Half to approximately 69,000 cases in the 1997 First Half. Sales in the 1996 First Half included 8,000 cases which were returned in 1995 and resold in the 1996 First Half at the Company's approximate cost of $43,000. Sales in the Hawaiian market accounted for approximately 71% in the 1997 First Half compared to approximately 78% in the 1996 First Half. Sales to Asia and the Pacific Islands accounted for approximately 12% of sales in the 1997 First Half compared to 8% in the 1996 First Half. The average sales price per case decreased approximately 2% in the 1997 First Half compared to the 1996 First Half due to a general price reduction to promote sales and significant cash discounts to generate cash prior to the closing of the IPO.

     Cost of Sales. The Company's cost of sales increased to approximately $487,000 in the 1997 First Half from approximately $473,000 in the 1996 First Half, primarily due to unit sales growth. In December 1995, the Company entered into a Blow Molding Agreement with a California bottle supplier, pursuant to which such supplier agreed to manufacture bottles for the Company on site, using equipment owned by the supplier but installed at the Company's bottling facility. The average cost per case decreased approximately 13% in the 1997 First Half primarily due to this arrangement.

     Expenses. Selling and marketing expenses increased to approximately $276,000 in the 1997 First Half from approximately $66,000 in the 1996 First Half, primarily as a result of an increase in internal and external promotional activities, including product giveaways, media production, and the hiring of certain outside sales representatives, and marketing and advertising consultants. (See Note 10 to the Financial Statements) General and administrative expenses increased to approximately $426,000 in the 1997 First Half from approximately $382,000 in the 1996 First Half. The majority of this increase resulted from increased compensation to the Company's President and the hiring of a Chief Financial Officer and other administrative personnel.

     Interest Expense, Net. Interest Expense, net increased to approximately $414,000 in the 1997 First Half from approximately $28,000 in the 1996 First Half. The increase is primarily due to increased borrowings relating to the $1.5 million Bridge Financing incurred in October 1996 as well as certain additional borrowings from related parties and others prior to the closing of the IPO. The Company also amortized approximately $314,000 of original issue discount and offering expenses on the Bridge Financing to interest expense in the 1997 First Half. (See Note 6 to the Financial Statements) All of these borrowings and accrued interest were repaid out of the proceeds of the IPO.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $1,355,873, or $(.63) per share, in the 1997 First Half compared to a net loss of $519,890, or $(.33) per share, in the 1996 First Half. Weighted average shares outstanding increased to 2,154,212 in the 1997 First Half from 1,599,212 in the 1996 First Half due to the completion of the Company's IPO. (See Note 12 to the Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

     Until the completion of the Bridge Financing in October 1996, the Company was substantially dependent upon equity investments and loans as well as personal guarantees from its affiliates in order to meet its capital requirements. The Company was originally capitalized in September 1994, through the issuance of an aggregate of $51,000 in Common Stock and $133,334 in Convertible Preferred Stock (the "Preferred Stock"). In 1995, the Company issued an aggregate of $157,959 in additional Common Stock and $100,000 in additional Preferred Stock. The Company also borrowed $100,000 from an affiliated company in May 1995. In 1996, the Company borrowed an aggregate of $417,715 from three of its stockholders in the form of unsecured loans, bearing interest at 12 percent per annum, and received additional unsecured, non-interest bearing advances from these stockholders in the aggregate amount of $100,272.

     In March 1995, the Company established a $300,000 credit line with First Hawaiian Bank ("FHB"), Lihue Branch. Borrowings under this line of credit bore interest at a floating annual rate equal to the rate announced by FHB from time to time as its prime rate, plus 2 percent. This line of credit was secured by a security interest in all of the Company's equipment, accounts receivable, inventory and general intangibles and was also personally guaranteed by certain directors and an affiliate of the Company. This line of credit expired on March 31,1996 and was not renewed. Outstanding borrowings remained at the maximum level until the line was repaid in full in October 1996. In addition, in May 1996, the Company obtained a $100,000 subordinated, unsecured loan from an unrelated private investor. In connection with such loan, the Company issued to the lender a warrant to purchase 24,351 shares of Common Stock at an exercise price of $.00009 per share.

     The Company consummated the Bridge Financing on October 10, 1996 (See
Note 6 to the Financial Statements). The Company used the net proceeds of approximately $1,131,000: (i) to repay all borrowings from FHB in full (approximately $300,000); (ii) to repay a portion of the indebtedness to an affiliate in the amount of approximately $62,000 and; (iii) to pay fees and expenses in connection with the IPO. The balance was used for working capital and general corporate purposes. Due to continuing losses from operations, these proceeds were exhausted during the first quarter of 1997. As a result, the Company needed to solicit additional loans from stockholders in order to sustain its operations.

     In February and March 1997, the Company borrowed an aggregate of $75,000 from three stockholders, bearing interest at 12 percent per annum. In April 1997, the Underwriter of the IPO loaned the Company $100,000, bearing interest at 10% per annum, to enable the Company to meet its working capital requirements pending the completion of the IPO. All outstanding borrowings of the Company from its stockholders or their affiliates and other private investors were repaid in full out of the proceeds from the IPO. There can be no assurance that affiliates of the Company will lend or invest any additional funds to or in the Company or guarantee any additional borrowings of the Company in the future.

     In May 1997, the Company completed an IPO consisting of 2,300,000 Units (including 300,000 Units subject to the Underwriter's over-allotment option) at $4.00 per Unit, yielding aggregate net proceeds of approximately
$8,280,000, net of underwriting discounts. Of these proceeds, the Company used (i) approximately $1,591,000 to repay the Bridge Notes (including all accrued interest) in full; (ii) approximately $628,000 to repay all of the Company's outstanding indebtedness to stockholders or their affiliates (including accrued interest), including an aggregate of approximately $40,000 of indebtedness (including accrued interest) incurred in connection with the conversion of the Company's previously outstanding Convertible Preferred
Stock; (iii) approximately $213,000 to repay all of the Company's outstanding indebtedness (including accrued interest) to unaffiliated parties (including the Underwriter); and (iv) approximately $115,000 to pay deferred compensation and consulting fees. As a result, all outstanding borrowings of the Company (other than accounts payable and capital lease obligations), including all indebtedness to related parties, were repaid in full. (See
Note 6 to the Financial Statements) The Company's cash position increased from approximately nil immediately prior to the IPO to approximately $1.5 million at June 30,1997, plus an additional $3 million in short term investments (See Notes 3 and 4 to the Financial Statements). The Company intends to use up to $1,500,000 for improvements to plant and equipment as further described below. The Company also anticipates expenditures of up to $2,000,000 to further develop and enhance its sales and marketing programs. The Company may also consider the acquisition of other assets or businessess in order to expand its operations, and may utilize a portion of the proceeds of the IPO in connection with any such acquisitions. The Company has not entered into any agreements with respect to any such acquisitions, and there can be no assurance that any such acquisitions will be consummated.

The Company believes that the proceeds of the IPO will be sufficient to fund its operations for at least 12 months following the completion of the IPO. Depending upon the Company's results of operations, the Company may need to obtain additional financing thereafter. There can be no assurance that any such financing, if needed, will be available to the Company on acceptable terms or conditions. The Company would like to obtain a new bank credit facility if it could be obtained on favorable terms. However, the Company is not currently in discussions concerning any such facility, and there can be no assurance that the Company will be able to obtain new bank financing due to continuing losses from operations.

     The Company made capital expenditures of approximately $42,000 and $10,000 for the six months ended June 30, 1996 and 1997, respectively. In March 1995, the Company financed certain equipment purchases through a capital lease agreement with First Hawaiian Leasing, Inc., Honolulu, Hawaii. This agreement has a term of five years and provides for up to $200,000 in equipment purchases. The depreciated cost of equipment purchased under this agreement was approximately $126,000 at June 30, 1997. The lease liability was approximately $71,000, net of current portion, at June 30, 1997. The Company's obligation under this lease agreement are personally guaranteed by certain directors and an affiliate of the Company.

     The Company has agreed in principle to purchase the bottling equipment subject to the Blow Molding Agreement for $1.2 million, with payment over five years. The Company deposited $50,000 as an initial down payment and has agreed in principal to pay $325,000 at the closing of this agreement. The remaining $825,000 will be financed over five years with the first two years requiring a monthly payment of $13,750. The remaining $495,000 will be payable in annual principal payments of $165,000 plus 5 percent per annum on the unpaid principal balance.

     Net operating loss carryforwards available to offset future taxable income were approximately $3.3 million as of June 30,1997. Use of these net operating losses in future years will likely be limited pursuant to Section 382 of the Internal Revenue Code due to the ownership change (as defined) resulting from the IPO.

SEASONALITY

     The Company believes that its business is subject to seasonal variations. For obvious reasons, demand for bottled water in any given market tends to be higher during the summer months than during the winter. However, the Company expects these seasonal effects to be moderated by concurrent sales into a variety of different markets worldwide, all of which may not have the same summer season. Moreover, several of the Company's target markets, such as California and the Middle East, have hot or mild temperatures throughout the year.

                          PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) During the three months ended June 30 1997, the Company granted to certain consultants and sales agents stock options to purchase an aggregate of 16,463 shares of Common Stock at an exercise price of $4.00 per share (subject to adjustment). In May 1997, the Company also issued to the managing underwriter (the "Underwriter") of its initial public offering ("IPO") warrants, exercisable for four years commencing on the first anniversary of the date of issuance, to purchase 200,000 shares of Common Stock at an exercise price of $6.60 per share (subject to adjustment). In April 1997, the Underwriter also loaned the Company $100,000 on a short-term basis in order to enable the Company to meet its working capital requirements pending the completion of the IPO.
This loan bore interest at the rate of 10 percent per annum and was repaid in full out of the proceeds of the IPO. (See Notes and 6 and 12 to the Financial Statements included in Part I hereof). All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

     Exhibit
     Number   Description
     -------  -----------

     4.1      Specimen Stock Certificate for the Registrant's Common Stock

     4.2 Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent

     4.3      Specimen Public Warrant Certificate

     4.4 Underwriter's Warrant Agreement between the Registrant and Joseph Stevens & Company, Inc.

     4.5      Underwriter's Warrant Certificate

     4.6 Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and each of the Selling Securityholders in the Registrant's initial public offering (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2
              (File No. 333-18289) (the "Form SB-2")

     4.7 Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and certain officers, directors and stockholders of the Registrant

     10.1 Underwriting Agreement between the Registrant and Joseph Stevens & Company, Inc.

     10.2 Financial Advisory and Consulting Agreement between the Registrant and Joseph Stevens & Company, Inc.

     10.3 Promissory Note dated as of April 15, 1997, in the original principal amount of $100,000, payable by the Registrant to Joseph Stevens & Company, Inc. (Incorporated by reference to
              Exhibit 10.13 to the Form SB-2)

     10.4 Form of Cancellation Agreement between the Registrant and certain holders of Bridge Warrants relating to an aggregate of 106,500 Bridge Warrants (Incorporated by reference to
              Exhibit 10.14 to the Form SB-2)

     27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

         None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HAWAIIAN NATURAL WATER COMPANY, INC.
                                       (Registrant)


August 13, 1997                        By: /s/ MARCUS BENDER
                                       -----------------------------------
                                       Marcus Bender
                                       President & Chief Executive Officer


August 13, 1997                        By: /s/ MARC MIYAHIRA
                                       -----------------------------------
                                       Marc Miyahira
                                       Chief Financial Officer

                                 Exhibit Index


     Exhibit
     Number   Description
     -------  -----------

     4.1      Specimen Stock Certificate for the Registrant's Common Stock

     4.2 Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent

     4.3      Specimen Public Warrant Certificate

     4.4 Underwriter's Warrant Agreement between the Registrant and Joseph Stevens & Company, Inc.

     4.5      Underwriter's Warrant Certificate

     4.6 Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and each of the Selling Securityholders in the Registrant's initial public offering (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2
              (File No. 333-18289) (the "Form SB-2")

     4.7 Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and certain officers, directors and stockholders of the Registrant

     10.1 Underwriting Agreement between the Registrant and Joseph Stevens & Company, Inc.

     10.2 Financial Advisory and Consulting Agreement between the Registrant and Joseph Stevens & Company, Inc.

     10.3 Promissory Note dated as of April 15, 1997, in the original principal amount of $100,000, payable by the Registrant to Joseph Stevens & Company, Inc. (Incorporated by reference to
              Exhibit 10.13 to the Form SB-2)

     10.4 Form of Cancellation Agreement between the Registrant and certain holders of Bridge Warrants relating to an aggregate of 106,500 Bridge Warrants (Incorporated by reference to
              Exhibit 10.14 to the Form SB-2)

     27.1     Financial Data Schedule