Form 10QSB
period 1997-09-30
HAWAIIAN NATURAL WATER CO INC
filed 1997-11-17
CIK 1025787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                                  FORM 10-Q SB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                              YES   X           NO

     The issuer had issued and outstanding 3,899,212 shares of Common Stock on November 11, 1997.

     Transitional Small Business Disclosure Format (check one):

                            YES                 NO   X

                        PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Hawaiian Natural Water Company, Inc.
Balance Sheet


ASSETS                                                                                       December 31,        September 30,
                                                                                                 1996                1997
                                                                                             ------------        ------------
                                                                                                                  (Unaudited)

Current Assets:
  Cash and Cash Equivalents                                                                   $    89,335         $ 3,496,789
  Inventories                                                                                     156,570             234,582
  Trade Accounts Receivable, net of Allowance For Doubtful Accounts of
   $3,700 at September 30, 1997                                                                    53,515             163,880
  Prepaid Expenses and Other                                                                        7,945              61,554
                                                                                             ------------        ------------
    Total Current Assets                                                                          307,365           3,956,805

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $112,110
and 163,312, respectively                                                                         441,352           1,541,537


ORGANIZATIONAL COSTS, net of accumulated amortization of $2,029 and $2,706, respectively            2,480               1,803

DEFERRED CHARGES AND OTHER, net of accumulated amortization of $82,056 at December 31, 1996       441,196               1,710
                                                                                             ------------        ------------
    Total Assets                                                                              $ 1,192,393         $ 5,501,855
                                                                                             ------------        ------------
                                                                                             ------------        ------------

LIABILITIES

Current Liabilities:
  Accounts Payable                                                                            $   331,370         $   288,555
  Notes Payable to Related Parties                                                                496,393              90,335
  Notes Payable                                                                                 1,467,561                   -
  Accrued Expenses and Other Current Liabilities                                                  189,251             102,339
  Capital Lease Obligation - Current Portion                                                       38,264              36,214
                                                                                             ------------        ------------
    Total Current Liabilities                                                                   2,522,839             517,443

Non-current Liabilities
  Capital Lease Obligation - Net of Current Portion                                                87,476              81,503
  Note Payable to Related Parties - Net of Current Portion                                              -             511,680
                                                                                             ------------        ------------
    Total Long-Term Liabilities                                                                    87,476             593,183
                                                                                             ------------        ------------
    Total Liabilities                                                                           2,610,315           1,110,626

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, $1 par value, 5,000,000 shares authorized, no shares issued or
 outstanding                                                                                       -                   -
 Common Stock, no par value; 20,000,000 shares authorized; 1,599,212 and 3,899,212
 shares issued and outstanding, respectively                                                      442,293           6,338,728

  Common Stock Warrants and Options 924,351 and 3,442,429, respectively                           187,500           2,024,617

  Accumulated Deficit                                                                          (2,047,715)         (3,972,116)
                                                                                             ------------        ------------
  Total Stockholders Equity (Deficit)                                                          (1,417,922)          4,391,229
                                                                                             ------------        ------------
  Total Liabilities and Stockholders' Equity (Deficit)                                        $ 1,192,393         $ 5,501,855
                                                                                             ------------        ------------
                                                                                             ------------        ------------

   The accompanying notes are an integral part of these financial statements.

Hawaiian Natural Water Company, Inc.
Statement of Operations
For the Three and Nine Months Ended September 30,1996 and 1997
(UNAUDITED)

                                               Three Months                Nine Months
                                           Ended September 30,          Ended September 30,
                                       -------------------------     -------------------------
                                           1996           1997           1996          1997
                                       ----------     ----------     ----------    -----------
NET SALES                              $  292,214     $  339,456     $  721,342    $   839,449
COST OF SALES                             330,996        387,329        804,221        930,045
                                       ----------     ----------     ----------    -----------
   Gross Margin (Loss)                    (38,782)       (47,873)       (82,879)       (90,596)

EXPENSES:
    General and Administrative             49,991        282,516        432,356        652,689
    Selling and Marketing                  40,388        250,230        106,081        526,201
                                       ----------     ----------     ----------    -----------
                                           90,379        532,746        538,437      1,178,890

OTHER INCOME ( EXPENSE)
    Interest Income                           -           14,957            -           29,130
    Interest Expense                      (37,762)        (3,166)       (65,497)      (417,640)
    Other Income                              -              300            -            2,405
                                       ----------     ----------     ----------    -----------
                                          (37,762)        12,091        (65,497)      (386,105)

Net Loss Before Extraordinary Item       (166,923)      (568,528)      (686,813)    (1,655,591)

Extraordinary Item -
    Loss on Extinguishment of Debt            -              -              -         (268,810)
                                       ----------     ----------     ----------    -----------

Net Loss                               $ (166,923)    $ (568,528)    $ (686,813)   $(1,924,401)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

Net Loss Per Share:
    Before Extraordinary Item          $    (0.10)    $    (0.15)    $    (0.43)   $     (0.60)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

    Extraordinary Item                        -             -               -            (0.10)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

    Net Loss Per Share                 $    (0.10)    $    (0.15)    $    (0.43)   $     (0.70)
                                       -------------------------     -------------------------
                                       -------------------------     -------------------------

  The accompanying notes are an integral part of these financial statements.

Hawaiian Natural Water Company, Inc.
Statement of Stockholders Equity (Deficit)
For the Period Ending September 30, 1997
(UNAUDITED)

                                    Common Stock        Common Stock Warrants   Common Stock Options
                                ---------------------  ----------------------- ----------------------                 Total
                                Number of              Number of               Number of              Accumulated  Stockholders
                                  Shares      Amount   Warrants     Amount     Options      Amount       Deficit   Equity(Deficit)
                                ---------  ----------  ---------   ----------  ---------  ----------  -----------  --------------
BALANCE AT
  DECEMBER 31,1996              1,599,212  $  442,293    774,351   $  187,500    150,000       -      $(2,047,715)  $(1,417,922)

Cancellation of Bridge
 Warrants April 15, 1997              -        26,625   (106,500)     (26,625)     -           -             -             -
Sale of shares
  and common stock
  warrants May 15, 1997         2,000,000   4,947,661  2,000,000    1,462,641      -           -             -       6,410,302
Issuance of Underwriter
  common stock warrants
  May 15, 1997                        -           -      200,000      146,264      -           -             -         146,264
Sale of shares
  and common stock
  warrants May 27, 1997           300,000     922,149    300,000      219,396      -           -             -       1,141,545
Issuance of Common Stock
  Options to Consultants
  and Employees                       -           -          -            -     124,578   $ 35,441                      35,441
Net Loss                              -           -          -            -        -           -      (1,924,401)   (1,924,401)
                                ---------  ----------  ---------   ----------  ---------  ----------  -----------   ------------
BALANCE AT
 SEPTEMBER 30, 1997             3,899,212  $6,338,728  3,167,851   $1,989,176   274,578   $ 35,441   $(3,972,116)  $ 4,391,229
                                ------------------------------------------------------------------------------------------------
                                ------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Hawaiian Natural Water Company, Inc.
Statement of Cash Flows
For the nine months ended September 30, 1996 and 1997
(UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   1996               1997
                                                                               ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (686,813)        $(1,924,401)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                                 3,388              51,879
      Issuance of options to consultants                                              -                35,441
      Amortization of debt discount                                                   -                70,000
      Amortization of deferred charges/advances                                       -               165,000
      Extraordinary loss on extinguishment of debt                                    -               268,810
      Net decrease (increase) in current assets                                   137,721            (241,986)
      Net increase (decrease) in current liabilities                              251,159            (129,705)
      Increase in deposits and other                                               (5,744)             (2,115)
                                                                               ----------         -----------
        Net cash used in operating activities                                    (300,289)          (1,707,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                             -              (529,278)
  Purchase of short-term investment                                                   -            (3,000,000)
  Sale of short-term investment                                                       -             3,000,000
                                                                               ----------         -----------
        Net cash used in investing activities                                         -              (529,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering of common stock                               -             8,280,000
  Payments for services related to the initial public offering                   (167,202)           (498,288)
  Proceeds from underwriter note payable                                              -               100,000
  Proceeds from related party notes payable                                       487,987              75,000
  Proceeds from note payable                                                      100,000                 -
  Repayment of related party notes payable                                            -              (571,393)
  Advances from affiliates                                                         10,000             100,272
  Repayment to affiliates                                                         (10,000)           (100,272)
  Repayment of bridge notes payable                                                   -            (1,500,000)
  Repayment of private investor borrowing                                             -              (100,000)
  Repayment of bank note payable                                                      -               (13,394)
  Repayment of underwriter note payable                                               -              (100,000)
  Repayment of principal on capital leases                                        (19,607)            (28,116)
                                                                               ----------         -----------
    Net cash provided by financing activities                                     411,178           5,643,809
                                                                               ----------         -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:                             110,889           3,407,454

CASH AND CASH EQUIVALENTS, beginning of period                                        -                89,335
                                                                               ----------         -----------
CASH AND CASH EQUIVALENTS, ending of period                                    $  110,889         $ 3,496,789
                                                                               ------------------------------
                                                                               ------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of bottlemaking equipment with seller note payable               $       -          $   825,000
  Discount on seller note payable                                                      -             (222,984)
  Acquisition of auto under capital lease                                              -               20,093
                                                                               ------------------------------
                                                                               ------------------------------

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.  GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1996 and notes thereto filed with the Securities and Exchange Commission in the Company's Registration Statement on Form SB-2. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to fairly present the financial position of the Company at September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to current period presentation.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION. The Company recognizes revenue on the accrual method of accounting when title to product transfers to the buyer (upon shipment). In 1996, the Company began granting early payment discounts to certain large customers in Hawaii in order to encourage prompt payment. Such customers currently account for a majority of the Company's sales. Discounts are recorded when the customer makes payment within the discount period. The Company's policy is to provide a reserve for estimated uncollectible accounts receivable, if any.

RESERVE FOR RETURNS. The Company grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company replaces returned goods or issues a refund to the customer. The Company's policy is to provide a reserve for estimated returns and related disposal costs.

RECLASSIFICATIONS. During the third quarter of 1997, the Company reviewed its expenses and determined that certain costs previously reflected as General and Administrative Expenses were in fact related to production overhead. Accordingly, these costs, approximating $56,000 in the six months ended June 30,1997, were reclassified to Cost of Sales.

GROSS MARGIN. The Company's plant currently has a maximum production capacity of approximately 800,000 cases per year. The Company is currently operating its plant at less than 20 percent of this capacity. Since a significant portion of the Company's cost of sales includes certain fixed production costs, the Company anticipates negative gross margins to continue until production and sales reach levels sufficient to absorb these fixed costs.

2.  LOSS PER SHARE

Loss Per Share is computed by dividing the Net Loss by the weighted average number of Common and Common Equivalent Shares issued and outstanding during the period. The weighted average number of Common and Common Equivalent Shares issued and outstanding during the period were as follows:

                                           Common and Common Equivalent
                                           shares issued and outstanding
                                       September 30, 1996   September 30, 1997
                                       ------------------   ------------------

     For the three months ended             1,599,212           3,899,212
     For the nine months ended              1,599,212           2,748,663

Loss per Share and weighted average number of Common and Common Equivalent Shares retroactively reflect the split of the Company's outstanding common shares on a 1,111.428-for-one basis effected in August 1996 and the conversion of all outstanding shares of Convertible Preferred Stock into 389,000 shares of Common Stock effected in October 1996. As of September 30, 1997, 274,578 options and 3,167,851 warrants to purchase the Company's Common Stock (including 200,000 warrants issued to the Underwriter of the IPO (See
Note 11)) were
outstanding. The effect on Loss per Share of all outstanding warrants and options would be anti-dilutive.

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of savings accounts and investments in a money market account with original maturities less than 90 days.

4.  INVENTORIES

Inventories were comprised of the following:

                                          December 31,   September 30,
                                              1996           1997
                                          ------------   -------------
                                                          (Unaudited)

     Raw Materials                          $ 95,088       $125,448
     Finished Goods                           61,482        109,134
                                            --------       --------
     Total                                  $156,570       $234,582
                                            --------       --------
                                            --------       --------

5.  NOTES PAYABLE

Notes Payable to Related Parties.

In February 1997, certain shareholders loaned the Company an aggregate of $75,000, bearing interest at 12 percent per annum. This was in addition to an aggregate of approximately $496,000 then owed to related parties. All of these loans, bearing interest between 8% and 12% per annum, plus all accrued interest, were repaid as shown in the table below.

On September 30, 1997, the Company acquired the bottle making equipment used in its bottling operations from Bottles Packaging, Inc. ("BPI"), a California bottle supplier (See Note 13). The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note (the "BPI Note") in the original principal amount of $825,000, payable in installments as follows:

     (i)   $13,750 per month (an aggregate of $330,000) during the two years
           following         the closing of the acquisition; and

     (ii)  the balance of $495,000, payable in three annual installments of
           $165,000 thereafter,       plus interest on the outstanding
           balance, at the annual rate of 5%.

BPI's Chief Financial Officer is also a Director of the Company. The Company has discounted the BPI Note using the Company's estimated weighted average cost of capital of 12 percent and will amortize the resulting discount of $222,985 to interest expense using the effective interest method over the term of this note. $90,335 of the discounted amount of the BPI Note is shown on the Balance Sheet under Current Liabilities: Notes Payable to Related Parties and the balance ($511,680) is shown under Non-Current Liabilities:
Note Payable to Related Parties.

Note Payable To Managing Underwriter

In April 1997, the managing underwriter (the "Underwriter") for the Company's IPO (See Note 11) loaned the Company $100,000 on a short-term basis, bearing interest at 10 percent per annum, in order to enable the Company to meet its working capital requirements pending completion of the IPO. The Company repaid this note and accrued interest as shown in the table below.

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

Direct costs of the Bridge Financing totaled approximately $440,000 and were reflected as Deferred Charges and Other, net of accumulated amortization as of December 31, 1996. The Company amortized these direct costs to interest expense and recorded approximately $247,000 from inception through May 1997. In May 1997, upon the early repayment of the Bridge Loan, the Company wrote off the remaining $193,000 as an Extraordinary Item - Loss on Extinguishment of Debt.

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

6.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

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

                                                Percentage of Sales
                                      September 30, 1996   September 30, 1997
                                      ------------------   ------------------

     Three Months Ending                     60%                   80%
     Nine Months Ending                      70%                   73%

Prior to July 1996, the Company imported all of its bottles from a single-source supplier. Subsequent to July 1996, the Company began to purchase bottles from BPI (See Note 5), which operated a bottle-making machine at the Company's bottling facility. Pursuant to a Blow Molding Agreement with BPI, the Company committed to purchase a minimum of $750,000 of bottles per year, as defined, for three years. During the first year of the agreement ended June 30, 1997, the Company purchased approximately $347,000 of bottles from this source. On September 30, 1997, the Company purchased the bottling equipment subject to the Blow Molding Agreement (See
Note 13). In connection with this purchase, the Company was released from any obligation arising out of its failure to meet this minimum purchase obligation.

7.  SALES RETURNS

During 1995, the Company sold approximately $133,000 (13,000) cases of product to a Japanese importer (the "Importer"). A portion of this shipment was rejected by the Importer due to dust particle contamination from labels, the cause of which the Company subsequently identified and corrected. The Importer returned 8,000 cases in 1995 to the Company and the Company reversed approximately $83,000 of sales and credited the customer for the returned product. The Company resold the majority of the product in the first quarter of 1996 at the Company's approximate cost of $43,000. In connection with the return of these goods, the Company was required to pay various freight, storage and customs charges related to these shipments totaling approximately $67,000. Approximately $28,100 of this amount is recorded in Trade Accounts Payable at September 30, 1997. In July 1996, the Company received a credit of approximately $26,000 from the manufacturer of its labels in settlement of the dust particle contamination issue. This credit was applied to past due accounts payable to the manufacturer.

There were no significant sales returns during the nine months ended September 30, 1997.

8.  INTERNATIONAL SALES

The Company sells its product directly to foreign distributors. All sales are made in U.S. dollars. Export sales were as follows:

                        Three Months Ended       Nine Months Ended
                           September 30,           September 30,
                         1996         1997        1996        1997
                       -------      -------     -------     --------
    Total              $43,329      $47,227     $78,329     $116,227
                       -------      -------     -------     --------
                       -------      -------     -------     --------

9.  CONSULTING AGREEMENTS

a.  Financial Advisor

In October 1995, the Company entered into a consulting agreement with a financial advisor (the "Advisor") for a 12 month term. The Advisor was engaged to evaluate the Company's capital structure and requirements, to evaluate potential acquisition or joint venture candidates and to provide other strategic planning services to the Company. The Advisor's fee was $120,000 for the term of the agreement, accrued at the rate of $10,000 per month. These fees are reflected in General and Administrative Expenses.

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

In March 1997, the Company entered into a six month sales agent agreement with an individual which provided a monthly fee of $500, plus 6 percent commission on sales (as defined). This expense is reflected in Sales and Marketing Expense. In April 1997, the Company also granted this agent 2,500 options to purchase the Company's Common Stock (See Note 12).

c.  Marketing Consultants

In July 1996, the Company engaged an outside marketing consultant to develop a marketing plan for the Company. The Company accrued approximately $25,000 in expenses in 1996 pursuant to this agreement. In March 1997, the Company retained the services of this consultant on a month to month basis.

In March 1997, the Company entered into a month to month agreement with an outside marketing consultant specializing in event and sponsorship marketing and public relations. The consultant's fee is $4,500 per month plus reasonable travel expenses (as defined). This expense are reflected in Selling and Marketing Expenses.

In June 1997, the Company entered into a two-month agreement with an outside marketing consultant to revise the Company's marketing plan and to enhance the graphic design of the Company's label. The consultant's fee for these services was $30,000, plus travel expenses, payable $24,000 in cash, plus $6,000 in equivalent stock options. In September 1997, the Company entered into an additional three-month agreement with this same consultant to provide further assistance in connection with the Company's marketing and distribution. The consultant's fee for these services is $24,000 in cash, plus options to purchase 3,000 shares of the Company's Common Stock. None of these latter options were earned as of September 30, 1997.

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

e.  Summary

The total consulting expenses (excluding the value of stock options earned) pertaining to the aforementioned sales representatives, marketing consultants and advertising consultants for the comparative periods were as follows:

                         Three Months              Nine Months
                      Ended September 30,      Ended September 30,
                        1996      1997           1996       1997
                      --------  --------       --------   --------
General and
 Administrative       $20,000   $ 30,975       $116,001   $ 50,071
Selling and Marketing  14,635    111,788         20,117    212,657
                      --------  --------       --------   --------
                      $34,635   $142,763       $136,118   $262,728
                      --------  --------       --------   --------
                      --------  --------       --------   --------

10.  OFFICE LEASE COMMITMENT

In October 1996, the Company entered into a three year lease for new office and warehouse space in Honolulu. Monthly minimum rental payments are $3,000 for the term of the lease. In exchange for the favorable monthly rent, the Company granted the landlord 10,000 stock options in April 1997. The value of these options (approximately $24,000 in the aggregate) will be amortized ratably over the remaining lease term (See Note 12).

11.  RECAPITALIZATION AND INITIAL PUBLIC OFFERING

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

In May 1997, the Company completed an initial public offering ("IPO") of 2,300,000 Units (including 300,000 Units subject to the Underwriter's over-allotment option) at $4.00 per Unit, each Unit consisting of one share of Common Stock and one Common Stock purchase warrant

(each, a "Public Warrant"). Each Public Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $6 per share (subject to adjustment) for a period of five years. The IPO resulted in aggregate net proceeds of approximately $8,280,000, net of underwriting discounts. Of these proceeds, the Company used approximately
(i) $2,432,000 to repay Notes Payable plus all accrued interest (see Note 5),
(ii) approximately $109,000 to pay deferred compensation and consulting fees,
(iii) approximately $665,000 to pay other related expenses of the IPO and
(iv) $375,000 as an initial payment on the purchase of a bottle making machine (See Note 5). Of the remaining $5 million, approximately $3.4 million was held in the form of cash equivalents at September 30, 1997 (See Note 3), and the balance has been used for capital improvements and general corporate and working capital purposes.

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

12.  STOCK OPTIONS

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

In October 1996, the Company granted to its President options (subject to vesting requirements) to purchase 150,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share (subject to adjustment). In January 1997, the Company granted to its Chief Financial Officer options (subject to vesting requirements) to purchase 75,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share (subject to adjustment). On September 19, 1997, this Chief Financial Officer resigned prior to the vesting of any of these options. On September 22, 1997, the Company engaged a new Chief Financial Officer and granted to him options to purchase 75,000 shares (subject to vesting requirements) on substantially the same terms as those forfeited. As of September 30, 1997, none of these options were exercised, or expired.

As of September 30, 1997, approximately 52,000 options granted to officers and other employees of the company had been earned. The Company has determined that the aggregate fair market value of these options is approximately $2.44 per option determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rate of 6.37%; expected dividend yield of zero; expected life of five years; and expected volatility of 66%. Management believes that the fair value results from using the Black-Scholes calculation may not be indicative of the Company's economic cost of issuing stock options to its employees. If compensation expense had been recognized in connection with these option grants in accordance with FASB Statement No. 123, the Company's Net Loss and Net Loss per Share for the period ending September 30, 1997 would have been $2,051,281 and $.75, respectively.

In 1997, the Company granted outside consultants and its landlord an aggregate of 20,503 stock options valued at approximately $35,441. In accordance with FASB No. 123 , the cost of options granted to these individuals will be recognized over the related service period.

13.  PURCHASE OF BOTTLING EQUIPMENT

On September 30, 1997 the Company purchased the bottling equipment subject to the Blow Molding Agreement for $1.2 million, of which an aggregate of $375,000 was paid at or prior to the closing, and the remaining $825,000 was paid through the issuance of the BPI Note. (See Note 5). In addition, the parties entered into a mutual release with respect to all obligations under the Blow Molding Agreement, other than payment obligations of the Company with respect to invoices outstanding as of the closing. The Company was released from any obligation arising out of its failure to meet the minimum purchase requirement during the first year of the Blow Molding Agreement.
The bottling equipment was recorded at its discounted present value of $977,015 at September 30, 1997. (See Note 5) The Company will depreciate the equipment over the manufacturer's estimated remaining useful life of 15 years.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales. Net Sales increased to approximately $339,000 for the three months ended September 30, 1997 (the "1997 Quarter") from approximately $292,000 for the three months ended September 30, 1996 (the "1996 Quarter"). The increase in net revenues in the 1997 Quarter was due primarily to unit sales growth from approximately 41,000 cases in the 1996 Quarter to approximately 51,000 cases in the 1997 Quarter. The average sales price per case decreased approximately 7% in the 1997 Quarter compared to the 1996 Quarter due to general price reductions to promote sales. Sales in the Hawaiian market accounted for approximately 80% of sales in the 1997
Quarter compared to 60% in the 1996 Quarter. Beginning in the second quarter of 1995, the Company began export sales to Asia and the Pacific Islands. Such sales accounted for approximately 11% of sales in the 1997 Quarter compared to 14% in the 1996 Quarter. The Company's expansion strategy emphasizes growth in this export market as well as growth in domestic markets outside of Hawaii. In October 1997, the Company terminated its distribution agreement with a distributor in Alabama covering a ten state territory in the Southeastern United States. The Company is currently negotiating a new arrangement with a national distributor covering this and other territories within the Continental United States which, if consummated, would substantially enlarge the Company's distribution network on the Mainland. In addition, the Company continues to pursue opportunities to expand sales to Asia. The Company is currently negotiating a major distribution agreement in Japan and has also recently entered into a Purchase Agreement for the sale of significant quantities of product to be shipped to Japan and possibly Korea. Sales pursuant to this agreement are expected to commence in December 1997.

     Cost of Sales. The Company's cost of sales increased to approximately $387,000 in the 1997 Quarter from approximately $331,000 in the 1996 Quarter,
primarily due to unit sales growth.   However, the average cost per case
decreased approximately 6% in the 1997 Quarter. The primary component in Cost of Sales is the cost of finished bottles. In July 1996, the Company stopped importing bottles from Honolulu and began purchasing all of its requirements pursuant to a Blow Molding Agreement with a California bottle supplier. Pursuant to this agreement, such supplier agreed to manufacture bottles for the Company on site, using equipment owned by the supplier but installed at the Company's bottling facility. This arrangement substantially reduced the Company's cost of bottles. In September 1997, the Company purchased the equipment subject to the Blow Molding Agreement, which the Company believes will enable it to further reduce the cost of its bottles. (See Note 13 to the Financial Statements)

     Expenses. Selling and marketing expenses increased to approximately $250,000 in the 1997 Quarter from approximately $40,000 in the 1996 Quarter, primarily as a result of an increase in consulting fees, advertising expenses and promotional events. The Company terminated its relationship with its advertising consultant in May 1997 and will continue to evaluate the merits of retaining the services of present and future outside consultants. (See
Note 10 to the Financial Statements) General and administrative expenses increased to approximately $283,000 in the 1997 Quarter from approximately $50,000 in the 1996 Quarter. The majority of this increase resulted from the accrual of stock options for consultants, increased administrative personnel costs and travel.

     Other Income (Expense). Other Income (Expense) increased to approximately $12,100 in the 1997 Quarter from approximately $(38,000) in the 1996 Quarter. Decrease is primarily due to the reduction in interest expense resulting from the repayment of obligations existing at September 30, 1996 with proceeds from the Bridge Financing in October 1996 and the Company's initial public offering (the "IPO") in May 1997.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $568,528, or $(.15) per share, in the 1997 Quarter compared to a net loss of $166,923, or $(.10) per share, in the 1996 Quarter. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales increased to approximately $839,000 for the nine months ended September 30, 1997 ("1997 YTD") from approximately $721,000 for the nine months ended September 30, 1996 (the "1996 YTD"). This increase was due primarily to unit sales growth from approximately 99,000 cases in the 1996 YTD to approximately 119,000 cases in the 1997 YTD. Sales in the 1996 YTD included 8,000 cases which were returned in 1995 and resold in 1996 at the Company's approximate cost of $43,000. The average sales price per case decreased approximately 4% in the 1997 YTD due to a general price reduction to promote sales and significant cash discounts to generate cash prior to the closing of the IPO. Sales in the Hawaiian market accounted for approximately 70% in the 1997 YTD compared to approximately 73% in the 1996 YTD. Sales to Asia and the Pacific Islands accounted for approximately 13% of sales in the 1997 YTD compared to 16% in the 1996 YTD.

     Cost of Sales. The Company's cost of sales increased to approximately $930,000 in the 1997 YTD from approximately $804,000 in the 1996 YTD, primarily due to unit sales growth. However, the average cost per case decreased approximately 4% in the 1997 YTD primarily due to the purchase of bottles pursuant to the Blow Molding Agreement described above commencing in July 1996.

     Expenses. Selling and marketing expenses increased to approximately $526,000 in the 1997 YTD from approximately $106,000 in the 1996 YTD, primarily as a result of an increase in the use of consultants, advertising and promotional events. General and administrative expenses increased to approximately $653,000 in the 1997 YTD from approximately $432,000 in the 1996 YTD. The majority of this increase resulted from increased administrative personnel costs, the accrual of stock options for consultants and travel.

     Other Income (Expense). Other Income (Expense) increased to ($386,000) in the 1997 YTD from ($65,000) in the 1996 YTD. The increase is primarily due to increased borrowings relating to the Bridge Financing in October 1996 as well as certain additional borrowings from related parties and others prior to the closing of the IPO. The Company also amortized approximately $314,000 of original issue discount and offering expenses on the Bridge Financing to interest expense in the 1997 YTD. All of these borrowings and accrued interest were repaid out of the proceeds of the IPO.

     Extraordinary Loss. In May 1997, upon the early retirement of the Bridge Notes, the Company wrote off the remaining unamortized balance of original issue discount and offering expenses of the Bridge Financing of $76,000 and $193,000, respectively.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $1,924,401, or $(.70) per share, in the 1997 YTD compared to a net loss of $686,813, or $(.43) per share, in the 1996 YTD. Weighted average shares outstanding increased to 2,748,663 in the 1997 YTD from 1,599,212 in the 1996 YTD due to the completion of the Company's IPO in May 1997.

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

     The Company consummated the Bridge Financing on October 10, 1996 (See
Note 5 to the Financial Statements). The Company used the net proceeds of approximately $1,131,000: (i) to repay all borrowings from FHB in full (approximately $300,000); (ii) to repay a portion of the indebtedness to an affiliate in the amount of approximately $62,000 and; (iii) to pay fees and expenses in connection with the IPO. The balance was used for working capital and general corporate purposes. Due to continuing losses from operations, these proceeds were exhausted during the first quarter of 1997. As a result, the Company needed to solicit additional loans from stockholders in order to sustain its operations.

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

     In May 1997, the Company completed an IPO consisting of 2,300,000 Units (including 300,000 Units subject to the Underwriter's over-allotment option) at $4.00 per Unit, yielding aggregate net proceeds of approximately $8,280,000, net of underwriting discounts. Of these proceeds, the Company used (i) approximately $1,591,000 to repay the Bridge Notes (including all accrued interest) in full; (ii) approximately $628,000 to repay all of the Company's outstanding indebtedness to stockholders or their affiliates (including accrued interest), including an aggregate of approximately $40,000 of indebtedness (including accrued interest) incurred in connection with the conversion of the Company's previously outstanding Convertible Preferred Stock; (iii) approximately $213,000 to repay all of the Company's outstanding indebtedness (including accrued interest) to unaffiliated parties (including the Underwriter); and (iv) approximately $115,000 to pay deferred compensation and consulting fees. As a result, all outstanding borrowings of the Company (other than accounts payable and capital lease obligations), including all indebtedness to related parties, were repaid in full. (See
Note 6 to the Financial Statements) The Company's cash position increased from approximately nil immediately prior to the IPO to approximately $3.5 million at September 30,1997.

(See Notes 3 and 4 to the Financial Statements). The Company intends to use these funds primarily for improvements to plant and equipment and to further develop and enhance its sales and marketing programs as well as to fund current operations. The Company believes that the proceeds of the IPO will be sufficient to fund its operations for at least 12 months following the completion of the IPO.

     The Company had cumulative capital expenditures of approximately $0 and $529,278 for the nine months ended September 30, 1996 and 1997, respectively. In March 1995, the Company financed certain equipment purchases through a capital lease agreement with First Hawaiian Leasing, Inc., Honolulu, Hawaii. This agreement has a term of five years and provides for up to $200,000 in equipment purchases. The depreciated cost of equipment purchased under this agreement was approximately $126,000 at September 30, 1997. The current portion of the lease liability was approximately $36,214, at September 30, 1997. The Company's obligation under this lease agreement are personally guaranteed by certain directors and an affiliate of the Company.

     In September, 1997 the Company purchased the bottling equipment subject to the Blow Molding Agreement for $1.2 million, $375,000 of which was paid at or prior to the closing and the balance of which ($825,000) was paid through the issuance of a secured promissory note payable over five years. The first two years require a monthly payment of $13,750. The remaining $495,000 will be payable in annual principal payments of $165,000 plus 5 percent per annum on the unpaid principal balance. This note is recorded on the Balance Sheet at a discount of $222,985. The Company expects to invest additional capital in the near term in order to enhance the quality and efficiency of its bottling operations. In the event that the Company is successful in generating high volume demand for its product, the Company anticipates that substantial additional investments in new plant and equipment will be required.

     Net operating loss carryforwards available to offset future taxable income were approximately $4.0 million as of September 30, 1997. Use of these net operating losses in future years will likely be limited pursuant to
Section 382 of the Internal Revenue Code due to the ownership change (as defined) resulting from the IPO.

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

                          PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) During the three months ended September 30 1997, the Company granted to certain employees, consultants and sales agents stock options to purchase an aggregate of 108,115 shares of Common Stock at an exercise price of $4.00 per share (subject to adjustment).

 All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

     Exhibit
     Number   Description
     -------  -----------

     10.1 Asset Purchase Agreement between the Registrant and Bottles Packaging, Inc. ("BPI") (Incorporated by reference to Exhibit
              10.1 to the Registrant's Current Report on Form 8-K dated October 7, 1997 (the "Form 8-K"))

     10.2 Bill of Sale between the Registrant and BPI evidencing the transfer of assets pursuant to the Asset Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Form 8-K)

     10.3 Promissory Note evidencing an aggregate of $825,000 in indebtedness of the registrant to BPI in connection with the Asset Purchase Agreement (Incorporated by reference to Exhibit
              10.3 to the Form 8-K)

     10.4 Security Agreement between the registrant and BPI securing the obligations of the registrant to BPI under the Promissory Note (Incorporated by reference to Exhibit 10.4 to the Form 8-K)

     27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

         None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HAWAIIAN NATURAL WATER COMPANY, INC.
                                       (Registrant)


November 14, 1997                      By: /s/ MARCUS BENDER
                                       -----------------------------------
                                       Marcus Bender
                                       President & Chief Executive Officer


November 14, 1997                      By: /s/ DAVID K. LAEHA
                                       -----------------------------------
                                       David K. Laeha
                                       Chief Financial Officer