Form 10KSB
period 1997-12-31
HAWAIIAN NATURAL WATER CO INC
filed 1998-03-30
CIK 1025787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM      TO

     COMMISSION FILE NO. 0-29280

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                (Name of small business issuer in its charter)

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

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, no par value
        Redeemable Common Stock Purchase Warrants("Warrants")
        Units, consisting of one share of Common Stock and one Warrant
                    (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X           NO

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year: $1,048,806

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:
$5,804,980 as of March 20, 1998.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,899,212 shares of Common Stock as of March 20, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's definitive proxy statement to be filed with the Commission in connection with the 1998 Annual Meeting of Stockholders and Registrant's Registration Statement on Form SB-2 (File No. 333-18289) are incorporated by reference into Part III of this Report.

      Transitional Small Business Disclosure Format (check one):

                        YES               NO   X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL.   Hawaiian Natural Water Company, Inc. (the "Company") bottles, markets and distributes "natural water" under the name "Hawaiian Springs-TM-." The term "natural water" signifies that the bottled water retains the same chemical composition and mineral content as the water at the source. Natural water is distinguished from "purified" water, from which certain chemicals and minerals have been removed by means of reverse osmosis filtration. There are several purified Hawaiian waters currently on the market; however, the Company's product is the only bottled natural water available from Hawaii.

     The Company draws its water from a well located at the base of the Mauna Loa mountain range in Kea'au on the Big Island of Hawaii. The water is "bottled at the source" in polyethylene terephthalate ("PET") plastic bottles, which are manufactured at the Company's bottling facility. The term "bottled at the source" signifies that the water is pumped directly from the source to the bottling facility, thereby eliminating handling and transportation procedures which might lead to contamination. The proprietary source of the Company's water further distinguishes it from competing purified waters, which are typically drawn from municipal water supplies.

     The Company currently offers its product only in PET plastic bottles of
1.5 liters or less. The Pet "premium" category (bottles of two liters or less are considered "premium") is currently the fastest growing segment of
the non-sparkling water market in the United States.   The Company markets
its water on the basis of superior quality and taste and on the worldwide reputation of Hawaii.

The Company was incorporated in Hawaii in September 1994, and began commercial operations in February 1995, selling initially in the Hawaiian market exclusively. The Company continues to market its product primarily in Hawaii but has since developed a limited presence on the U.S. Mainland and in certain international markets (currently Guam and the Middle East). The Company's objective is to become a leading provider of premium quality bottled water on a national and international basis. Accordingly, the Company is seeking to expand its presence on the U.S. Mainland and in developed Asian markets, such as Japan and Taiwan. The Company is attempting to penetrate these markets by establishing distributor relationships as well as strategic alliances with beverage and other marketing companies in order to take advantage of their established distribution networks.

     THE BOTTLED WATER MARKET.     Since the mid-1970's the bottled water
market has experienced substantial growth in the United States and most of the industrialized world. Concerns about municipal water quality combined with increased health awareness and the availability of light weight convenient packaging, such as plastic bottles, have made bottled water consumption prevalent among the more affluent, educated population in the United States and other industrialized nations. Currently, bottled water is one of the fastest growing segments of the beverage industry worldwide. The following summary describes the demand for bottled water in those territories which the Company considers its primary target markets.

     HAWAII. Based upon internal marketing data provided by the Company's local distributor, the Company estimates the total bottled water market in Hawaii at approximately 3.2 million gallons (1,000,000 cases) per year. The Company believes that, as with the rest of the United States, bottled water sales in Hawaii are growing at a faster rate than the beverage market generally as bottled water gains in popularity relative to other beverages.

     U.S. MAINLAND. The primary market for bottled water in the U.S. Mainland is the West Coast, particularly California. California is by far the largest single state market, accounting for approximately 28.4% of total domestic bottled water consumption in 1997. The bottled water market in the United States as a whole has grown from about 300 million gallons in 1976 to approximately 3.425 billion gallons in 1997, with per capita consumption increasing by 8.8% in 1997. The largest segment of the U.S. bottled water market is the non-sparkling water segment, which accounted for approximately
2.949 billion gallons or approximately 86.1% of the total 3.425 billion gallons sold in 1997. The total U.S. non-sparkling bottled water market is projected to grow at an average annual growth rate of approximately 9.0% through the year 2001 to a total of approximately 3.798 billion gallons. The fastest growing segment of the non-sparkling bottled water market is the retail, premium (bottles of two liters or less are considered premium) PET market, the market in which the Company currently competes. This segment grew from a total of approximately 230 million gallons in 1992 to approximately 750 million gallons in 1997 (a 26.7% annual compound growth rate). Industry sources project this segment to reach 1.4 billion gallons ($2.3 billion) by the year 2001.

     ASIA. The Asian market consists primarily of Japan, Korea, Indonesia, Taiwan, the Philippines, Guam, Hong Kong, Singapore, Malaysia and the Peoples Republic of China. Of these the most developed market for bottled water is Japan, with total 1996 consumption of approximately 172 million gallons - almost twice the 1992 level. Bottled water is now commonly stocked in convenience stores, mass merchandisers, kiosks and vending machines in Japan, and is used in cooking, in addition to being drunk out of the bottle. Imported waters accounted for 23% of the Japanese bottled water market in 1996 - up from 13% in 1992. The Company believes that imported bottled waters will continue to garner a substantial share of the Japanese market in the long-term. Most natural source water in Japan is soft; i.e., with a relatively low mineral content. The Company believes that the comparatively low mineral content of its water will enhance its ability to penetrate the Japanese market.

     THE COMPANY'S WATER SOURCE.   The Company draws its water from a well at
the base of Mauna Loa mountain range in Kea'au on the Big Island of Hawaii ("Source Kea'au"). The southeastern slopes of Mauna Loa, above Kea'au, are among the wettest places on earth, experiencing up to 225 inches of rainfall annually. Rainfall sifts through the porous lava rock of the mountainside forming large underground reservoirs and rivers that flow back into the ocean. A 1993 U.S. Geological Survey estimates that groundwater reservoirs beneath Mauna Loa are recharged by about 2.3 billion gallons of rainfall per day.

     The Company's water source is drilled to a depth of approximately 250 feet. The source is continuously recharged from rainwater at this level. Water is pumped from the well at the rate of approximately 250 gallons per minute. This water flow is more than adequate to satisfy the maximum projected demand for the Company's product, although the flow rate could be expanded, if desired, through the use of stronger pumping equipment.

     The Company believes that the water from Source Kea'au is one of the purest natural waters available, because of its low mineral content, which also gives the water its distinctively light or "young" taste. The entire Big Island of Hawaii is virtually free of major industrial activity. The air above the source is so clear that the summit of nearby Mauna Kea is generally regarded as among the best locations in the world for space observation. Thirteen observatories, including the Keck Observatory, the world's largest, are stationed there. Rainwater forms in this pristine air, filters through thousands of feet of porous lava rock and then collects in underground pools and aquifers that flow into the ocean. This constant movement maintains the purity of the source.

     BOTTLING OPERATIONS.     The Company operates its own bottling and
packaging facility in an 8,000 square foot renovated concrete building located adjacent to the Company's well at Source Kea'au. This facility is leased from an affiliate pursuant to a long-term lease agreement. See "Item 2. Description of Property." The bottling facility is located within a 14.5 acre tract which is zoned for agricultural use, but has been approved for various beverage and bottling operations pursuant to a Special Use Permit granted by the County of Hawaii. The Special Use Permit is of perpetual duration, so long as the conditions to its effectiveness have been met. The Company is currently in compliance with all of the conditions of the Special Use Permit and expects that it will remain in compliance in the indefinite future as long as the Company conducts its operations in the manner described herein.

     Source water is pumped directly into the Company's bottling facility where it is passed through a series of particulate filters and ultraviolet light, elevated through an ozone tower for sterilization and then released into the rinsing and filling lines. Bottles are fed onto an automated conveyor system, labeled and then passed into the first stage of a two-stage "clean" room, which is separately enclosed and pressurized to minimize contamination during the filling process. In the first stage, the bottles are vacuumed with an ionized air system and then rinsed with ozonated water before entering the filling stage. Inside the filling room, a high-speed rotary filler dispenses water into the bottles, caps them and passes them onto an automated conveyor outside the room. An ink-jet dating code is applied to the bottles as they pass to the pack-off table. Bottles are packed by machine into cardboard cases, which are then placed onto pallets for shipment. One and 1.5 liter bottles are packed 12 to a case, while 0.33 and 0.5 liter bottles are packed in cases of 24. Current space constraints limit the Company's ability to store finished goods inventory on site. Finished goods not destined for immediate shipment are transported by truck to a leased warehouse facility in Hilo on the Big Island. The Company currently maintains approximately one month's supply in inventory at this warehouse and small amounts at its executive offices/warehouse in Honolulu. The Company is contemplating construction of a new warehouse facility at Kea'au should circumstances warrant, in light of then existing production
levels and available funding.   See "Item 2.  Description of Property."

     The Company bottles its water in 0.33, 0.5, 1.0 and 1.5 liter PET plastic bottles. All sizes come with standard tamper-proof caps. Sports caps are also available on 1.0 liter bottles. The Company may in the future extend its product line to include other sizes, including 24 ounce and one gallon bottles for retail distribution and/or five gallon bottles for the home and office delivery market. Any such extension would require a significant investment in additional plant and equipment.

     The Company's bottling operations initially utilized bottles purchased from manufacturers in California and Honolulu. In December 1995, the Company entered into a Blow Molding Agreement with Bottles Packaging, Inc. ("BPI"), a California bottle supplier, pursuant to which BPI agreed to manufacture bottles for the Company on site, using equipment owned by BPI but installed at the Company's bottling facility. This on-site bottle manufacturing operation enabled the Company to reduce its packaging costs, while at the same time improving its quality control, inventory management and delivery scheduling. The equipment installed by BPI, which has a maximum capacity of approximately 18 million bottles annually, became fully operational in July 1996. The Company agreed to purchase all of its bottle requirements from this source, subject to a minimum purchase requirement of $750,000 per year during the three year term of the agreement. The Company failed to meet this minimum purchase requirement during the first year.

     On September 30, 1997, the Company acquired the equipment subject to the Blow Molding Agreement for an aggregate of $1.2 million, payable in installments over five years as follows:

     (i)    $375,000 paid on or prior to September 30, 1997;

     (ii) $330,000, payable in monthly installments of $13,750 during the first two years thereafter; and

     (iii) the balance of $495,000, payable in three annual installments of $165,000 thereafter, plus interest on the outstanding balance at the annual rate of 5%.

     In connection with this purchase, the parties entered into a mutual release with respect to all obligations under the Blow Molding Agreement, other than payment obligations of the Company with respect to invoices outstanding as of the purchase date. The Company was released from any obligation arising out of its failure to meet the minimum purchase requirement during the first year of the Blow Molding Agreement as described above. The Company believes that the purchase of this equipment will significantly reduce its cost of bottles below what it would otherwise have been under the Blow Molding Agreement.

     DISTRIBUTION. The Company distributes its product primarily in Hawaii and to a limited extent on the U.S. Mainland and in certain international markets (currently Guam and the Middle East). A majority of the Company's product is sold through retail channels such as convenience stores and supermarkets, although the Company also sells through food service outlets such as restaurants, bars, airlines, hotels and country clubs. Food service distribution was the fastest growing segment of the Company's business in 1997. The Company's product is currently distributed on Japan Airlines (flights departing Hawaii), Aloha Island Air (inter-island flights) and Continental Airlines/Air Micronesia (flights departing Hawaii and all flights departing the West Coast for the Pacific). The product is also sold at the Mauna Lani Golf Course and other prestigious golf courses on the Big Island of Hawaii, as well as military exchanges in Hawaii.

     In Hawaii, the Company has appointed Paradise Beverages ("Paradise"), one of Hawaii's largest beer wholesalers, as its retail distributor throughout the State. The Company has also appointed several other distributors to cover food service markets in Hawaii not normally covered by Paradise. In addition, the Company has entered into exclusive broker agreements in Hawaii to support the sales efforts of the Company's distributors. Sales in Hawaii accounted for approximately 78% of the Company's revenue during 1997.

     Sales to the U.S. Mainland accounted for approximately 8% of the Company's revenue during 1997. California, the largest U.S. market, accounted for approximately 3% of sales. The Company shipped its first product into California in July 1995, concentrating initially on the Los Angeles area. The Company later expanded its West Coast presence to a limited extent, relying primarily on direct sales to specialty supermarket chains such as Bristol Farms in Southern California and Raley's in the Bay Area. The Company currently has distribution arrangements in the Seattle and Santa Barbara areas. The Company has also made limited sales in Las Vegas through an exclusive distributorship arrangement with Nevada Beverage Co., the Anheuser-Busch distributor in Southern Nevada. The Company has not had the financial resources to support distribution of its product through the major supermarket chains in California because of "slotting fees" and promotional costs normally required to be paid in order to obtain shelf space for new and untested products in these chains. The Company believes that if its product gains market recognition through specialty retail channels, it may then be able to access these major supermarket chains. However, the Company's current strategy for the U.S. Mainland is directed toward narrower, niche markets rather than mass distribution channels, which tend to be highly competitive and price sensitive. See "Marketing" below.

     In an effort to expand its presence on the U.S. Mainland, in December 1997, the Company entered into a distributorship agreement with William F. Wright, a significant shareholder and officer of several distribution companies operating in the Western United States. Pursuant to this agreement, the Company granted Mr. Wright, or a new entity to be formed by him, exclusive distribution rights with respect to the Company's product in most states west of the Mississippi, subject to certain minimum purchase requirements, ranging from 200,000 cases in 1998 to over 2.6 million cases in 2008. Currently, Mr. Wright is utilizing the services of Food For Health Company, Inc., a health food and natural products distributor serving 14 Western states, in order to distribute the Company's product through health and natural food stores. The Company has also recently entered into a distribution arrangement with a distributor specializing in fitness clubs, in order to further position the Company's product in the health and fitness market.

     In May 1996, the Company entered into a distributorship agreement with Aloha Products, Ltd. ("Aloha"), pursuant to which the Company granted Aloha exclusive distribution rights within a ten state territory in the Southeastern United States, subject to certain minimum purchase requirements in 1998 and thereafter. In November 1997, the Company negotiated the termination of this agreement. Based upon Aloha's performance as of that date, the Company concluded that Aloha was unlikely to satisfy the minimum purchase requirements under the agreement and therefore decided to release the territory in anticipation of a more favorable agreement with a different distributor. Thereafter, the Company entered into negotiations with another party concerning a distribution agreement covering this territory but did not conclude an arrangement. The Company continues to seek a new distributor for this territory but currently has no distribution arrangements in place covering the Eastern portion of the United States.

     Internationally, the Company has been shipping limited quantities of product into Guam and the Middle East since 1996, but is still seeking to establish significant distribution in its primary overseas target markets, the developed countries of Asia, such as Japan and Taiwan. The Company had early targeted Japan because of its large affluent population, growing receptivity to imported bottled water and fascination with Hawaiian culture and products. As a result, the Company applied for a "Pre-Certification" from the Japanese Ministry of Health and Welfare (the "Japanese Ministry") prior to the start of its commercial operations in order to facilitate entry into this market. The Company was granted this Pre-Certification in March 1995, the first American company ever to receive such approval. The Company commenced sales to Japan in June 1995. In October 1995, however, certain impurities were found in bottled water then being sold by various competitors in Japan. In response to a public outcry, the Japanese Ministry ordered a total recall of all bottled water then stocked by these competitors. Minor impurities (ultimately determined to be a fine dust created by the Company's labeller) were also found in a sampling of the Company's water. The Company immediately reconfigured its bottling line to eliminate this problem. A representative of the Japanese Ministry subsequently visited the Company's bottling facility and made no change in the certification of the Company's product. However, due to the adverse market conditions, the Company's Japanese distributor refused to accept additional shipments from the Company, and sales into Japan were halted. Thereafter, the Company entered into negotiations with other Japanese distributors and/or brokers concerning the sale of its product but to date has resumed only limited sales to Japan. The Company has also shipped limited quantities of product to Hong Kong. Primarily as a result of recent economic weakness, the Company believes that certain Asian markets, especially Korea, are currently resistant to the import of premium foreign waters. However, the Company believes that the long term outlook for its product in Asia is excellent and continues to seek opportunities to re-enter these markets.

     All product shipped from Hawaii to the West Coast, Asia and the Middle East is transported by sea cargo. Product destined for inland portions of the United States is generally transported by rail from a West Coast port. Although transportation charges constitute a significant portion of the retail cost of bottled water, the Company is able to benefit from favorable
freight rates available into the Company's principal target markets.   Hawaii
imports far more goods (especially from the West Coast, Japan and Korea) than it exports; therefore, freight charges on merchandise shipped from Hawaii ("backhaul") are substantially lower than on merchandise shipped into the Islands. Even merchandise shipped from Hawaii to inland destinations may benefit from favorable rates ("through fares") offered by rail carriers which contract with shippers to supply incremental cargo at a discount. As a result of favorable freight rates enjoyed by the Company, the Company believes that its transportation costs from Hawaii into overseas markets are often not significantly higher than those incurred by competitors for shipping their product within their regional markets.

     MARKETING.     The Company's marketing program originally concentrated
on selling efforts by its distributors and brokers as well as attendance at trade shows and outdoor events. Trade shows in Asia and the U.S. Mainland have been particularly successful in establishing contacts with distributors interested in carrying the Company's product. In Hawaii, the Company has promoted its product through sales to airlines, hotels, country clubs and other such customers which enhances the visibility of the product. The Company has also completed a product video, which is used primarily in presentations to distributors, but which was shown on in-room video in Sheraton Hotels in Hawaii. A 30 second commercial has also been produced, which is airing on local television.

     On the U.S. Mainland, substantial marketing and promotional expenditures are typically required in order to obtain widespread distribution through the largest retail outlets, such as supermarkets. Supermarkets, especially in markets such as California, typically charge entry or "slotting fees" in exchange for introducing new and untested products. Even after a successful introduction, continuing expenditures for in-store promotions and coupon programs are generally required in order to maintain shelf space for these products. Such promotional programs often need to be supported by widespread marketing campaigns (e.g. television, radio or print advertising) which can be very costly. The Company believes that it lacks the financial resources required to maintain such a mass marketing campaign. Accordingly, the Company's marketing strategy on the U.S. Mainland is directed toward narrower, specialized channels of distribution, such as specialty food stores, health food stores and health and fitness clubs, rather than mass distribution channels, such as major supermarket chains.

     In support of this strategy, the Company recently entered into a distribution agreement with William F. Wright, which it expects to facilitate its entrance into the health food market. See "Distribution" above. In addition, in December 1997, the Company entered into a Sponsorship Agreement with Mad Dogg Athletics, Inc., the organizer of the aerobic bicycling movement known as Spinning-Registered Trademark-, pursuant to which the Company's product has been recognized as the "official water" of Spinning-Registered Trademark-. This arrangement will enable the Company to advertise its product at Spinning events held throughout the U.S. Mainland. The Company anticipates that it may also enable the Company to generate distribution and sales at hundreds of exercise facilities at which Spinning-Registered Trademark- is practiced, thereby supporting the Company's entree into the health and fitness market. Similarly, in January 1998, the Company entered into a sponsorship agreement with Tanning Research Laboratories, Inc., organizer of the Hawaiian Tropic-Registered Trademark-Pageant, pursuant to which the Company's product was recognized as the official bottled water of the Pageant. The Hawaiian Tropic-Registered Trademark- Pageant is the largest beauty pageant system in the world and can give the Company advertising exposure at over 1,700 pageant events each year as well as rights to promote its product in conjunction with Hawaiian Tropic-Registered Trademark- suntan oil.

     The Company's marketing strategy for the U.S. Mainland is still in the development stage, and there can be no assurance that the programs currently being implemented will be successful. The Company expects to evaluate the results of its marketing strategy on an ongoing basis and to adjust or reorient the strategy as perceived necessary in light of results achieved. The bottled water market on the U.S. Mainland is highly competitive, and there can be no assurance that the Company will achieve significant penetration in this market, either through its current or any future marketing strategy.

     GOVERNMENTAL REGULATION; QUALITY CONTROL.    The bottled water industry is
highly regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure the quality of the product and the truthfulness of its marketing claims, require the Company to monitor each aspect of its production process, including its water source, its bottling operations and its packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the Company's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the Hawaii Department of Health requires weekly microbiological testing of the Company's well water and finished product, as well as monthly inspection of its production line.

     The Company's bottling facility has an on-site laboratory, where samples of its finished product are visually and chemically tested daily. In addition, the Company's production line is subject to constant visual inspection. The Company believes that it meets or exceeds all applicable regulatory standards concerning the quality of its water.

     The Company is also subject to regulation by the Food and Drug Administration (the "FDA"), which regulates the Company's packaging and labeling practices. The Company has met all FDA requirements for the labeling of its water as "natural" and "bottled at the source." "Natural" signifies that the chemical composition and mineral content of the bottled water are the same as those at the source. This contrasts with "purified" water from which chemicals and minerals have been removed by means of reverse osmosis filtration. "Bottled at the source" signifies that the water is pumped directly from the source to the bottling facility, thereby eliminating handling and transportation procedures which might lead to contamination. The Company's product has also been certified as Kosher by the Union of Orthodox Jewish Congregations of America.

     In addition to U.S. regulations, the Company must meet the requirements of foreign regulatory agencies in order to import and sell its product into other countries. These requirements are generally similar to, and in certain respects more stringent than, U.S. regulations. The Company believes that it is in compliance with applicable regulations in all foreign territories where it currently markets its product.

     Failure to meet applicable regulations in U.S. or foreign markets could lead to costly recalls, loss of certification to market product or, even in the absence of governmental action, to loss of revenue as a result of adverse market reaction to negative publicity. See "Distribution" above.

     COMPETITION.   The bottled water industry is highly competitive, with
numerous competitors vying to differentiate themselves with respect to a product often perceived as generic by consumers. Barriers to entry may be low at certain local levels, but increase significantly at the national and international levels because of the large marketing and transportation costs associated with obtaining and maintaining a presence at such levels.

     The principal bases of competition in the industry are price, brand recognition, water source and packaging. The Company seeks to develop brand recognition based upon its unique water source. The Company's pricing strategy is to price its product at or slightly below the price for other premium international brands.

     The Company desires to establish its product on a national and international level. On both bases, the Company competes primarily with large, established foreign and domestic companies, all of which have significantly greater financial and other resources than the Company. The Company's principal foreign competitors include Great Brands of Europe, a French company which distributes under the "Evian," "Volvic" and "Dannon Natural Spring Water" names, and Perrier, S.A., a French company, which distributes through its U.S. subsidiary, The Perrier Group, under the "Arrowhead" and "Poland Spring" names, among others. The Company's principal domestic competitors include Crystal Geyser Water Co., a California company which distributes under the "Crystal Geyser" name, Nora Beverage Co., a Connecticut company which distributes Canadian sourced water under the "Naya" name, and Mountain Valley Water Co., an Arkansas company which distributes under the "Mountain Valley" name. Most of these national competitors seek to compete on a price basis.

     In Hawaii, the Company competes primarily with Evian, Crystal Geyser, Arrowhead and certain local brands, such as Menehune. All local bottlers, except the Company, sell "purified" municipal water, not "natural" or "spring" water. The Company is the only producer of natural water from Hawaii. The Company believes that it is likely to remain the only such producer, at least for some time, because of zoning, water use and other restrictions currently in effect which make development of a competing source difficult.

     EMPLOYEES.     The Company has 11 full-time employees at its executive
offices in Honolulu and one full-time employee on the Mainland. The Company also has 15 employees at its bottling facility in Kea'au. The Company's employees are not unionized, and the Company has not experienced any work stoppages or strikes as a result of labor disputes. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has a bottling facility in Kea'au on the Big Island of Hawaii, executive offices in Honolulu and a warehouse facility in Hilo on the Big Island. The Company also stores limited amounts of finished goods inventory in temporary storage facilities located in Los Angeles and Seattle. All of these premises are occupied pursuant to lease arrangements.

     The Company's bottling facility is located on approximately 14.5 acres of land owned by Hawaii Brewery Development Co., Inc. ("HBDC"), a principal stockholder of the Company owned by two of the Company's founders, which was originally formed for the purpose of developing a beer brewing operation on the Big Island of Hawaii. The property is located within an agricultural zone, but has been granted a Special Use Permit for water extraction and bottling operations. The facility itself consists of an 8,000 square foot concrete structure built in 1943. The building has been retrofitted by the Company for its current use, which includes the water bottling and packaging line, office and laboratory space and storage space for raw materials and supplies, as well as a limited amount of storage space for finished goods inventory. The facility also houses the Company's on-site bottle manufacturing equipment, which the Company purchased in September 1997. See "Item 1. Description of Business--Bottling Operations."

     The Company's bottling facility and surrounding property, including the water source and pumping equipment, are leased from HBDC pursuant to a long-term lease agreement (the "Lease"). The Lease provides for an initial term of 50 years commencing on October 1, 1994, which may be extended at the option of the Company for an additional 50 years. The Lease requires the Company to pay rent to HBDC on a monthly basis at a rate equal to the greater of (i) a certain base rent (the "Base Rent"), or (ii) 2% of the Company's net revenues, as defined. The Base Rent is $5,000 per month during the first five years of the Lease, and will adjust every five years thereafter based upon changes in the Consumer Price Index in Hawaii (as defined). The Lease entitles the Company to exclusive use of the water source; provided, however, that HBDC may draw up to 50% of the water flow for use in beer brewing or other beverage production, but may not draw water for the sale of natural water. The Company believes that even if HBDC were to draw 50% of the water flow for other such purposes, the remaining 50% would be adequate for the current and projected future needs of the Company's business. HBDC currently conducts no other activity on the leased premises, and the Company believes that HBDC has no current plans to conduct any such activity in the foreseeable future.

     The Company's headquarters are currently located in approximately 5,500 square feet of office/warehouse space in Honolulu. The Company leases this space pursuant to a lease agreement providing for an initial term of three years, which may be extended, at the option of the Company, for an additional three years. The Company's rental payments under this lease agreement are approximately $4,000 per month. Effective February 1, 1998, the Company entered into a lease agreement with respect to approximately 5,300 feet of warehouse space in Hilo. This lease is for 12 months at $3,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol HNWC since the Company's initial public offering on May 12, 1997. The following table sets forth the high and low sales prices for the periods indicated as furnished by Nasdaq. These prices reflect prices between dealers, without retail markups, markdowns or commissions:

     1997:                         HIGH      LOW
                                   ----      ---
     Second Quarter                5-1/4     3-7/8
     Third Quarter                 4-1/2     3-1/8
     Fourth Quarter                3-1/2     2


     The last sales price for the Company's Common Stock, as reported by Nasdaq on March 20, 1998, was $2.25.

     The Company has approximately 19 stockholders of record as of March 20, 1998 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

     The Company has never paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings it may generate in the foreseeable future to finance the development and expansion of its business.

     During the year ended December 31, 1997, the Company granted to certain consultants, sales agents and employees stock options to purchase an aggregate of 224,272 shares of Common Stock at an exercise price of $4.00 per share. Of these options, an aggregate of 99,738 were forfeited unexercised
as of year end.   All of the foregoing transactions were exempt from
registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and the rules and regulations thereunder.

     (b) The Company completed its initial public offering (the "IPO") in May 1997, raising approximately $7,600,000, net of underwriting discounts and expenses of the offering. Out of these net proceeds, as previously reported, the Company repaid approximately $628,000 of indebtedness to affiliates and an additional $1,804,000 to unaffiliated parties. An additional $115,000 was used to pay deferred compensation and consulting fees.

     Since the completion of the IPO, the Company purchased approximately $560,000 in additional machinery and equipment for use at its bottling facility, of which approximately $465,000 had been paid for in cash as of December 31, 1997. All of these purchases were made from unaffiliated parties. In addition, as previously reported, on September 30, 1997, the Company purchased the bottle making equipment installed at its bottling facility from Bottles Packaging, Inc. ("BPI") for an aggregate of $1,200,000, of which $375,000 was paid in cash on or before the closing and the balance ($825,000) was paid through the issuance of a promissory note, payable over five years. As of December 31, 1997, aggregate payments of $41,250 had been made pursuant to this note. Nathan Keller, a director of the Company at the time of this transaction, is the chief financial officer of BPI.

     The Company sustained significant losses subsequent to the IPO, which were funded by the proceeds of the IPO. As of December 31, 1997, the Company had approximately $2,471,000 in cash proceeds remaining from the IPO. As of such date, all of these proceeds were, and continue to be, invested in money market instruments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS
CONCERNING: (i) ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; (ii) PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; (iii) POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND
(iv) ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, RISKS AND UNCERTAINTIES RELATING TO: (i) THE MARKET FOR THE COMPANY'S PRODUCTS; (ii) THE MAINTENANCE AND DEVELOPMENT OF THE COMPANY'S DISTRIBUTOR NETWORK; (iii) POSSIBLE CHANGES IN THE COMPANY'S BUSINESS STRATEGY OR THE EXECUTION OF ITS EXISTING STRATEGY; (iv) THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY;
(v) THE COMPANY'S NEED FOR ADDITIONAL CAPITAL OR, IF NEEDED, THE AVAILABILITY OF ADDITIONAL CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; (vi) THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; (vii) REGULATORY ISSUES IN THE U.S. OR ABROAD; AND (viii) THE COMPETITIVE ENVIRONMENT IN THE COMPANY'S INDUSTRY. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED
     DECEMBER 31, 1996

     Net Sales. Net Sales increased approximately 21% to approximately $1,049,000 for the fiscal year ended December 31, 1997 ("1997") from approximately $866,000 for the fiscal year ended December 31, 1996 ("1996"). The increase in net revenues in 1997 was due primarily to unit sales growth to approximately 151,000 cases in 1997 from approximately 115,000 cases in 1996. The average sales price per case decreased approximately 8% in 1997 compared to 1996, due to discounting to promote sales. Sales in the Hawaiian market accounted for approximately 78% of sales in 1997 compared to approximately 81% in 1996. International sales accounted for approximately 14% of sales in 1997 compared to approximately 17% in 1996. Sales to the U.S. Mainland accounted for approximately 8% of sales in 1997 compared to approximately 2% in 1996. The Company's expansion strategy emphasizes growth in international sales as well as growth on the U.S. Mainland. In December 1997, the Company entered into a distributorship agreement with William F. Wright, a significant shareholder and officer of several distribution companies operating in the Western United States. Pursuant to this agreement, the Company granted Mr. Wright, or a new entity to be formed by him, exclusive distribution rights with respect to the Company's product in most states west of the Mississippi, subject to certain minimum purchase requirements, ranging from 200,000 cases in 1998 to over 2.6 million cases in 2008. Currently, Mr. Wright is utilizing the services of Food For Health Company, Inc., a health food and natural products distributor servicing 14 Western states, in order to distribute the Company's product through health and natural food stores. The Company has also recently entered into a distribution arrangement with a distributor specializing in fitness clubs, in order to further position the Company's product in the health and fitness market. In addition, the Company continues to pursue opportunities to expand international sales, especially to developed Asian markets, such as Taiwan and Japan. The Company currently has no significant sales to these markets. However, the Company believes that the long term outlook for its product in Asia is excellent and continues to seek opportunities in these markets.

     Cost of Sales.  The Company's cost of sales increased approximately
36% to approximately $1,233,000 in 1997 from approximately $908,000 in 1996 primarily due to unit sales growth. Increased manufacturing fixed overhead expenses also added to the increase, primarily due to increased payroll and depreciation expense arising out of the purchase of the bottling equipment described below. The primary component in Cost of Sales is the cost of finished bottles. In July 1996, the Company began purchasing all of its bottle requirements pursuant to a Blow Molding
Agreement with Bottles Packaging, Inc. ("BPI"), a California bottle supplier. Pursuant to this agreement, BPI agreed to manufacture bottles for the Company on site, using equipment owned by BPI but installed at the Company's bottling facility. In September 1997, the Company purchased this equipment and hired the BPI employees who were operating it. The Company believes that the purchase of this equipment will enable it to reduce the cost of its bottles once production reaches levels sufficient to enable economies of scale to be realized. Currently, however, the Company's bottling facility is operating at only 20% of capacity. The Company anticipates continued excess capacity until such time, if any, as sales increase significantly. See Note 3 to the Financial Statements.

     Expenses. Selling and marketing expenses increased approximately 202% to approximately $801,000 in 1997 from approximately $265,000 in 1996, primarily as a result of an increase in consulting fees, advertising expenses and promotional events. The Company utilized significant consulting services in 1997 in the development of its marketing and distribution strategy. The Company has reduced or terminated most of these consulting arrangements, eliminating certain services and converting some consultants to employees at lower salaries. Accordingly, the Company anticipates reduced consulting expenses in future periods. However, the Company expects advertising and promotional expenses to increase in an effort to penetrate the U.S. Mainland and overseas markets. General and administrative expenses increased approximately 60% to approximately $1,013,000 in 1997 from approximately $634,000 in 1996. The majority of this increase was due to the addition of administrative personnel and salary increases at the Company's headquarters and from increases in travel, legal and accounting expenses resulting from the Company's transition to public company status in May 1997.

     Other Income (Expense). Other Income (Expense) increased to approximately $(315,000) in 1997 from approximately $(247,000) in 1996. This increase is attributable to an increase in interest expense associated with the Bridge Financing described below, including amortization of deferred loan costs and original issue discount, offset by interest income earned on cash equivalents invested subsequent to the Company's initial public offering (the "IPO"). All of the indebtedness incurred in connection with the Bridge Financing as well as all other indebtedness of the Company (other than trade payables) was repaid out of the proceeds of the IPO. The Company currently has no long-term indebtedness, other than the promissory note to BPI (see "Liquidity and Capital Resources" below) and minor amounts due pursuant to capital equipment leases.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $2,581,570, or $(.85) per share, in 1997 compared to a net loss of $1,187,751, or $(.74) per share, in 1996. Average shares outstanding increased to 3,038,664 in 1997 from 1,599,212 in 1996. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

LIQUIDITY AND CAPITAL RESOURCES

     The Company was initially dependent upon equity investments and loans as well as personal guarantees from its affiliates in order to meet its capital requirements. In March 1995, the Company also established a $300,000 credit line with First Hawaiian Bank ("FHB"), Lihue Branch. This line of credit expired on March 31,1996 and was not renewed. Outstanding borrowings remained at the maximum level until the line was repaid in full in October 1996. In addition, in May 1996, the Company obtained a $100,000 subordinated, unsecured loan from an unrelated private investor. In connection with such loan, the Company issued to the investor a warrant to purchase 24,351 shares of Common Stock at an exercise price of $.00009 per share.

     The Company consummated a Bridge Financing on October 10, 1996. See Note 4a to the Financial Statements. The Company used the net proceeds of approximately $1,131,000: (i) to repay all borrowings from FHB in full (approximately $300,000); (ii) to repay a portion of the indebtedness to an affiliate in the amount of approximately $62,000; and (iii) to pay fees and expenses in connection with the IPO (described below). The balance was used for working capital and general corporate purposes. Due to continuing losses from operations, these proceeds were exhausted during the first quarter of 1997. As a result, in February and March 1997, the Company borrowed an aggregate of $75,000 from three stockholders, bearing interest at 12 percent per annum. In addition, in April 1997, the Underwriter of the IPO loaned the Company $100,000, bearing interest at 10% per annum, to enable the Company to meet its working capital requirements pending the completion of the IPO.

     In May 1997, the Company completed an IPO consisting of 2,300,000 Units (including 300,000 Units subject to the Underwriter's over-allotment option) at $4.00 per Unit, yielding aggregate net proceeds of approximately $7,600,000, net of underwriting discounts and expenses of the offering. Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant. Of the net proceeds, the Company used (i) approximately $1,591,000 to repay the Bridge Notes (including all accrued interest) in full; (ii) approximately $628,000 to repay all of the Company's outstanding indebtedness to stockholders or their affiliates (including accrued interest), including an aggregate of approximately $40,000 of indebtedness (including accrued interest) incurred in connection with the conversion of the Company's previously outstanding Convertible Preferred Stock; (iii) approximately $213,000 to repay all of the Company's outstanding indebtedness (including accrued interest) to unaffiliated parties (including the Underwriter); and (iv) approximately $115,000 to pay deferred compensation and consulting fees. See Note 2 to the Financial Statements. As a result, all outstanding borrowings of the Company (other than accounts payable and capital lease obligations), were repaid in full, including all outstanding borrowings from stockholders or their affiliates. It is not currently anticipated that affiliates of the Company will lend or invest any additional funds to or in the Company or guarantee any additional borrowings of the Company in the future. The Company's cash position increased from approximately nil immediately prior to the IPO to approximately $5.05 million immediately thereafter. Due to continuing losses and capital expenditures, this cash balance was reduced to approximately $2.47 million at December 31, 1997. The Company believes that it has adequate cash on hand to fund its operations for at least the next 12 months. However, the Company does not currently anticipate achieving profitability within this period. Therefore, the Company will need to raise additional capital or improve its performance more rapidly than expected in order to sustain its operations. The Company is currently negotiating with certain sources concerning the investment of additional capital. However, there can be no assurance that additional capital will become available to the Company on acceptable terms. The Company does not anticipate obtaining bank financing at this time.

     The Company financed most of its original equipment purchases through a capital lease agreement with First Hawaiian Leasing, Inc., Honolulu, Hawaii, entered into in March 1995. This agreement has a term of five years and provides for up to $200,000 in equipment purchases. The depreciated cost of equipment purchased under this agreement was approximately $112,000 at December 31, 1997. The current portion of the lease liability was approximately $42,000 at that date. The Company's obligations under this lease agreement are personally guaranteed by certain directors and an affiliate of the Company.

     The Company had cumulative capital expenditures of approximately $66,000 in 1996 and approximately $840,000 in 1997, including the initial cash payment on the purchase of the bottling equipment described below. In September, 1997, the Company purchased the bottling equipment subject to the Blow Molding Agreement for $1.2 million, $375,000 of which was paid at or prior to the closing and the balance of which ($825,000) was paid through the issuance of a secured promissory note, payable over five years. Pursuant to this note, during the first two years, the Company is required to make monthly payments of $13,750 (including principal and interest). The remaining $495,000 will be payable in annual principal installments payments of $165,000, plus 5 percent per annum on the unpaid principal balance. This note was originally recorded net of a discount of $222,985.

     The Company's bottling facility is currently operating at only approximately 20% capacity. Therefore, the Company can increase output significantly without additional investment in new equipment. However, the Company is currently contemplating capital expenditures of at least $200,000 in 1998 in order to enhance the quality and efficiency of its operations. Additional improvements not considered essential to the Company's current operations may be implemented if and when sufficient funds become available. The Company is currently considering extending its product line by entering the home/office market, either independently or through the acquisition of an existing bottler. Any such extension would require substantial additional capital investment.

     Net operating loss carryforwards available to offset future taxable income were approximately $4.5 million as of December 31, 1997. The Company is subject to Internal Revenue Code Section 382, which limits the Company's ability to utilize net operating losses generated prior to the close of the IPO (approximately $2.9 million). The annual net operating loss limitation under Section 382 is approximately $361,000.

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

CURRENCY FLUCTUATIONS

     The Company is not directly affected by currency fluctuations in overseas markets, since all of the Company's sales are quoted in U.S. dollars.
However, currency fluctuations can adversely affect the demand for the Company's product in foreign markets by increasing the price of the product in local currency.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements required by this Item are attached hereto, commencing on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders, under the headings "Election of Directors" and "Management."

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Certain Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     Exhibit
     Number   Description
     -------  -----------

     3.1 Articles of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-18289)) (the "Form SB-2")

     3.2      By-Laws, as amended, of the Registrant

     4.1 Specimen Stock Certificate for the Registrant's Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10Q SB for the quarter ended
              June 30, 1997 (the "June 10-Q"))

     4.2 Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the June 10-Q)

     4.3 Specimen Public Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the June 10-Q)

     4.4 Underwriter's Warrant Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated by reference to Exhibit 4.4 to the June 10-Q)

     4.5      Underwriter's Warrant Certificate (Incorporated by reference to
              Exhibit 4.5 to the June 10-Q)

     4.6      Form of Bridge Warrant (Incorporated by reference to
              Exhibit 4.5 to the Form SB-2)

     4.7 Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and each of the Selling Securityholders registering securities pursuant to the Form SB-2 (Incorporated by reference to Exhibit 4.6 to the Form SB-2)

     4.8 Form of Lock-Up Agreement between Joseph Stevens & Company, Inc., and certain officers, directors and stockholders of the Registrant (Incorporated by reference to Exhibit 4.7 to the June 10-Q)

     10.1 Lease Agreement dated October 3, 1994, as amended, between the Registrant as Lessee and Hawaii Brewery Development Co., Inc. as Lessor (Incorporated by reference to Exhibit 10.1 to the Form SB-2)

     10.2 Blow Molding Agreement dated December 1, 1995, between the Registrant and Bottles Packaging, Inc. ("BPI") (Incorporated by reference to Exhibit 10.2 to the Form SB-2)

     10.3 Financing Agreement dated March 31, 1995, between the Registrant and First Hawaiian Bank (Incorporated by reference to Exhibit
              10.3 to the Form SB-2)

     10.4 Master Lease Agreement No. A2500, dated December 8, 1994, between the Registrant and First Hawaiian Leasing and related agreements (Incorporated by reference to Exhibit 10.4 to the Form SB-2)

     10.5 Employment Agreement, dated October 10, 1996, between the Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.5 to the Form SB-2)

     10.6 Stock Option Agreement, dated October 10, 1996, between the Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.6 to the Form SB-2)

     10.7 Stock Option Agreement, dated September 17, 1997, between the Registrant and David K. Laeha

     10.8 Form of Bridge Note (Incorporated by reference to Exhibit 10.8 to the Form SB-2)

     10.9 Form of Promissory Note evidencing an aggregate of $407,715 in principal amount of indebtedness of the Registrant to certain of its affiliates (Incorporated by reference to Exhibit 10.9 to the Form SB-2)

     10.10 Promissory Note dated May 24, 1995, in the original principal amount of $100,000 payable by the Registrant to Inter Island Petroleum, Inc. (Incorporated by reference to Exhibit 10.10 to Form SB-2)

     10.11 Letter Agreement dated August 1, 1996, between the Registrant and com.com Inc. (Incorporated by reference to Exhibit 10.11 to the Form SB-2)

     10.12 Form of Promissory Note evidencing an aggregate of $75,000 in principal amount of indebtedness of the Registrant to certain of its affiliates (Incorporated by reference to Exhibit 10.12 to the Form SB-2)

     10.13 Promissory Note dated April 15, 1997, in the original principal amount of $100,000 payable by the Registrant to Joseph Stevens & Company, Inc. (Incorporated by reference to
              Exhibit 10.13 to the Form SB-2)

     10.14 Form of Cancellation Agreement between the Registrant and certain holders of an aggregate of 106,500 Bridge Warrants (Incorporated by reference to Exhibit 10.14 to the Form SB-2)

     10.15 Underwriting Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated by reference to
              Exhibit 10.1 to the June 10-Q)

     10.16 Financial Advisory and Consulting Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the June 10-Q)

     10.17 Asset Purchase Agreement between the Registrant and BPI (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated October 7, 1997
              (the "Form 8-K"))

     10.18 Bill of Sale between the Registrant and BPI evidencing the transfer of assets pursuant to the Asset Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Form 8-K)

     10.19 Promissory Note evidencing an aggregate of $825,000 in indebtedness of the Registrant to BPI in connection with the Asset Purchase Agreement (Incorporated by reference to Exhibit
              10.3 to the Form 8-K)

     10.20 Security Agreement between the registrant and BPI securing the obligations of the Registrant to BPI under the Promissory Note (Incorporated by reference to Exhibit 10.4 to the Form 8-K)

     21       Subsidiaries -- None
     27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K with the Commission on October 7, 1997, reporting the purchase of certain bottling equipment in response to
Item 2 thereof.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HAWAIIAN NATURAL WATER COMPANY, INC.
                                       (Registrant)


March 26, 1998                         By:  /s/ MARCUS BENDER
                                       -----------------------------------
                                       Marcus Bender
                                       President & Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ MARCUS BENDER                       March 26, 1998
     ------------------------
     Marcus Bender
     Chief Executive Officer
     and Director


     /s/ DAVID LAEHA                         March 26, 1998
     ------------------------
     David Laeha
     Chief Financial Officer


     /s/ BRIAN BARBATA                       March 26, 1998
     ------------------------
     Brian Barbata
     Director


     /s/ JOHN MAYO                           March 26, 1998
     ------------------------
     John Mayo
     Director


     /s/ MICHAEL CHAGAMI                     March 26, 1998
     ------------------------
     Michael Chagami
     Director

                      INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants.................................. F-2

Balance Sheet - December 31, 1997......................................... F-3

Statements of Operations For the Years Ended
  December 31, 1996 and 1997.............................................. F-5

Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1996 and 1997.............................................. F-6

Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1997.............................................. F-7

Notes to Financial Statements - December 31, 1997......................... F-9

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------



To the Stockholders and Board of Directors of Hawaiian Natural Water Company, Inc.:

We have audited the accompanying balance sheet of HAWAIIAN NATURAL WATER COMPANY, INC., (a Hawaii corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has incurred significant losses since inception. Management expects that the Company will continue to incur losses until the Company achieves significantly improved levels of sales. The Company is continuing to develop its strategic plan and related marketing strategies which would allow for the improvement of sales, profitability and cash flow. Additional financing may be required. See Note 1 for management's plans to improve sales and/or obtain additional financing.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Natural Water Company, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Honolulu, Hawaii
March 20, 1998

                 HAWAIIAN NATURAL WATER COMPANY, INC.
                 ------------------------------------

                  BALANCE SHEET - DECEMBER 31, 1997
                  ---------------------------------

                               ASSETS
                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                         $2,471,362
  Trade accounts receivable, net of allowance for
    doubtful accounts of $7,225                                        135,846
  Inventories                                                          330,122
  Other current assets                                                 105,466
                                                                    ----------
          Total current assets                                       3,042,796
                                                                    ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $208,274                                       1,785,851
                                                                    ----------
         Total assets                                               $4,828,647
                                                                    ==========



  The accompanying notes are an integral part of these financial statements.

                     HAWAIIAN NATURAL WATER COMPANY, INC.
                     ------------------------------------

                      BALANCE SHEET - DECEMBER 31, 1997
                      ---------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                  $  298,140
  Accrued professional fees                                             75,000
  Accrued vacation                                                      37,211
  Accrued other                                                         18,555
  Note payable to related party                                         80,022
  Capital lease obligation--current portion                             42,230
                                                                    ----------
           Total current liabilities                                   551,158
                                                                    ----------

NON-CURRENT LIABILITIES:
  Note payable to related party                                        504,670
  Note payable                                                          14,242
  Capital lease obligation--net of current portion                      48,588
                                                                    ----------
           Total non-current liabilities                               567,500
                                                                    ----------
           Total liabilities                                         1,118,658
                                                                    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value:
    Authorized--5,000,000 shares
    Issued or outstanding--no shares                                      --
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued and outstanding--3,899,212 shares                       6,338,728
  Common stock warrants and options:
    Issued and outstanding--3,170,310                              2,000,546
  Accumulated deficit                                             (4,629,285)
                                                                  ----------
            Total stockholders' equity                             3,709,989
                                                                  ----------
            Total liabilities and stockholders' equity            $4,828,647
                                                                  ==========


 The accompanying notes are an integral part of these financial statements.

                        HAWAIIAN NATURAL WATER COMPANY, INC.
                        ------------------------------------

                             STATEMENTS OF OPERATIONS
                             ------------------------
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                    ----------------------------------------------


                                                       1997           1996
                                                    ------------   ------------
NET SALES                                           $ 1,048,806    $   866,060

COST OF SALES                                         1,232,502        907,557
                                                    -----------    -----------
       Gross margin                                    (183,696)       (41,497)

EXPENSES:
  General and administrative                          1,013,264        634,194
  Selling and marketing                                 801,035        264,617
                                                    -----------    -----------
                                                      1,814,299        898,811
                                                     -----------   -----------

OTHER INCOME (EXPENSE):
  Interest Income                                       130,014            722
  Interest expense                                     (444,779)      (248,165)
                                                    -----------    -----------
                                                       (314,765)      (247,443)
                                                    -----------    -----------
       Net loss before extraordinary item            (2,312,760)    (1,187,751)

EXTRAORDINARY ITEM--
  Loss on extinguishment of debt                       (268,810)           --
                                                    -----------   -----------
NET LOSS                                            $(2,581,570)   $(1,187,751)
                                                    ===========    ===========

NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM        $     (0.76)   $     (0.74)

EXTRAORDINARY ITEM                                        (0.09)            --
                                                    -----------     -----------
BASIC AND DILUTED LOSS PER SHARE                    $     (0.85)    $     (0.74)
                                                    ===========      ===========



  The accompanying notes are an integral part of these financial statements.

                        HAWAIIAN NATURAL WATER COMPANY, INC.
                        ------------------------------------

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    --------------------------------------------
                   FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                   ----------------------------------------------

                                                 Common Stock Warrants
                                                         and
                               Common Stock            Options              Preferred Stock
                           --------------------- ---------------------      --------------------                      Total
                           Number of              Number of                 Number of               Accumulated    Stockholders
                           Shares      Amount     Shares      Amount        Shares      Amount      Deficit      Equity (Deficit)
                           ---------   ------    ---------    --------      ---------    ------    ------------  ----------------
  BALANCE,
   December 31, 1995       1,210,212  $ 208,959        -        $  -          389,000    $ 233,334  $    (843,857) $    (401,564)

  Issuance of Warrant -
   May 1996                     -           -         24,351       -            -            -             -                -



  Conversion of preferred
   stock to common stock -
   October 10, 1996          389,000     233,334       -           -         (389,000)    (233,334)       -                 -
  Issuance of common
    stock warrants -
    October 10, 1996            -           -        750,000      187,500       -            -             -             187,500
  Preferred dividends           -           -          -           -            -            -            (16,107)       (16,107)
  Net loss                      -           -          -           -            -            -         (1,187,751)    (1,187,751)
                            ---------  ----------   ---------    ----------   -------     --------   -----------      ----------
  BALANCE,
   December 31, 1996        1,599,212    442,293     774,351      187,500       -            -         (2,047,715)    (1,417,922)

  Cancellation of bridge
   warrants, April 15, 1997     -         26,625    (106,500)     (26,625)      -            -             -                -
  Sale of shares of stock
    and stock warrants,
    May 15, 1997            2,000,000  4,947,661    2,000,000   1,462,641        -            -             -          6,410,302
  Issuance of underwriter
    common stock warrants,
    May 15, 1997                 -          -         200,000     146,264        -            -             -            146,264
  Sale of stock and
    stock warrants,
    May 15, 1997              300,000     922,149     300,000     219,396        -            -             -          1,141,545
  Issuance of stock options
   to consultants                -           -         20,503      35,441                                   -             35,441
  Forfeitures of stock
    options                      -           -        (18,044)    (24,071)                                  -            (24,071)
  Net loss                       -           -          -             -          -            -        (2,581,570)    (2,581,570)
                             ---------  ----------  ---------    ----------   -------     --------    -----------    -----------
  BALANCE,
   December 31, 1997         3,899,212  $6,338,728  3,170,310  $2,000,546        -            -       $(4,629,285)   $ 3,709,989
                             =========  ==========  =========    ==========   =======     ========    ============   ===========



                                The accompanying notes are an integral part of these financial statements.


                           HAWAIIAN NATURAL WATER COMPANY, INC.
                           ------------------------------------

                                  STATEMENTS OF CASH FLOWS
                                  ------------------------
                      FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                      ----------------------------------------------


                                                        1997           1996
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(2,581,570)   $(1,187,751)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                       97,066         63,167
     Issuance of options to consultants                  11,370             --
     Amortization of debt discount                       94,259         41,667
     Amortization of deferred charges                   172,028         82,056
     Extraordinary loss on extinguishment of debt       268,810             --
     Net (increase) decrease in current assets         (350,924)        43,370
     Net decrease in current liabilities                (91,694)        (1,560)
                                                    -----------     -----------
           Net cash used in operating activities     (2,380,655)       (959,051)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES--
  Purchase of property and equipment, net              (839,549)        (65,814)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering of
    common stock                                      7,942,312              --
  Payments for services related to the initial
    public offering                                    (168,364)             --
  Proceeds from notes payable                           189,242       1,837,294
  Repayments of notes payable                        (2,326,037)       (450,272)
  Increase in deferred charges                                -        (238,477)
  Repayment of principal on capital leases              (34,922)        (34,345)
                                                     -----------     -----------
            Net cash provided by
              financing activities                     5,602,231       1,114,200
                                                     -----------     -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                $ 2,382,027       $    89,335

CASH AND CASH EQUIVALENTS, beginning of period         89,335                --
                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,471,362       $    89,335
                                                  ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Acquisition of bottlemaking equipment with
     seller note payable                          $   825,000       $        --
                                                  ===========       ===========
    Discount on seller note payable               $  (222,984)               --
                                                  ===========       ===========
INTEREST PAID                                     $   180,000       $   125,000
                                                  ===========       ===========


    The accompanying notes are an integral part of these financial statements.

                            HAWAIIAN NATURAL WATER COMPANY, INC.
                            ------------------------------------

                               NOTES TO FINANCIAL STATEMENTS
                               -----------------------------
                                     DECEMBER 31, 1997
                                     -----------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS

   a.   ORGANIZATION

   Hawaiian Natural Water Company, Inc. (the "Company") was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in the Hawaii, United States mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.
   As of December 31, 1997, the Company was actively involved in its operations.

   As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significant levels of sales. The Company is continuing to develop its strategic plan and related marketing strategies, which would allow for the improvement of sales and cash flow. However, in order for the Company to achieve profitability, it will need to improve revenues and/or obtain additional financing.

   b.   BASIS OF ACCOUNTING

   The Company's accounting policies are in accordance with generally accepted accounting principles in the United States.

   c.   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

   d.   INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market.

   As of December 31, 1997, inventories were comprised of the following:

        Raw materials                               $230,300
        Finished goods                                99,822
                                                    --------
                                                    $330,122
                                                    ========

   Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.

   e.   PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, which includes the cost of labor used to install equipment and perform major leasehold improvements. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

          Leasehold improvements             The shorter of the useful
                                               life or the lease term

          Machinery and equipment and
          assets under capital lease                  7-15 years

   Property and equipment is summarized as follows:

          Machinery and equipment                     $1,471,430
          Leasehold improvements                         328,469
          Assets under capital lease                     194,226
                                                      ----------
                                                       1,994,125
          Less--Accumulated depreciation
            and amortization                            (208,274)
                                                      ----------
                                                      $1,785,851
                                                      ==========

   f.   REVENUE RECOGNITION

   The Company recognizes revenue on the accrual method of accounting when title transfers upon shipment. The Company also grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company issues refunds to customers or replaces goods which are rejected.

   The Company's policy is to provide a reserve for estimated uncollectible trade accounts receivable, if any. The Company also provides a reserve for estimated sales returns and related disposal costs. Net sales revenue reflects the reduction for the reserve for sales returns, discounts and freight-out.

   g.   ADVERTISING

   The Company charges the cost of advertising to expense as incurred. The Company incurred approximately $123,000 and $34,000 of advertising expense during the years ended December 31, 1997 and 1996, respectively.

   h.   STOCK-BASED COMPENSATION

   In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. The Company accounts for the issuance of equity instruments to employees under APB Opinion No. 25. (See Note 6).

   i.   LOSS PER SHARE

   In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Under the new standard, the Company's basic and diluted loss per share are the same for both 1997 and 1996 in that any conversion of stock options and warrants would have been anti-dilutive.

   j.   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The differences between the carrying values and the estimated fair values of the Company's other financial instruments at December 31, 1997 were not material.

   k.   INCOME TAXES

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this statement, income tax liabilities and assets are recognized at enacted tax rates for the expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities. A reserve is provided to reduce the tax effect of deferred tax assets to estimated realizable value (See Note 7).

   l.   ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   m.   BASIC AND DILUTED LOSS PER SHARE

   Basic and diluted loss per share is based on the weighted average number of common shares issued and outstanding during the period of 3,038,664 and 1,599,212 for 1997 and 1996, respectively. Basic and diluted loss per share and the weighted average number of common shares retroactively reflect the recapitalization of the Company's outstanding common shares on a 1,111.428-for-one basis effected in August 1996 and the conversion of all outstanding shares of convertible preferred stock into an aggregate of 389,000 shares of the Company's common stock effected in October 1996.

   n.   RECLASSIFICATIONS

   Certain 1996 amounts have been reclassified to conform to their 1997 presentation.

   o.   GROSS MARGIN

   The Company's plant currently has a maximum production capacity of approximately 800,000 cases per year. The Company is currently operating its plant at less than 20 percent of this capacity. Since a significant portion of the Company's cost of sales includes certain fixed production costs, the Company anticipates negative gross margins to continue until such time, if any, as production and sales reach levels sufficient to absorb these fixed costs. As more fully discussed in Note 3, on September 30, 1997, the Company acquired certain bottlemaking equipment (and personnel) which resulted in an increase in the Company's fixed production costs, primarily consisting of payroll costs and depreciation expense.

2. INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

In May 1997, the Company completed an initial public offering (IPO) of 2,300,000 Units (including 300,000 Units subject to the underwriter's over-allotment option) at $4.00 per Unit. Each unit consisted of one share of common stock and one common stock warrant ("Public Warrant"). Each Public Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $6 per share (subject to adjustment) for a period of five years.

The IPO resulted in aggregate net proceeds to the Company of approximately $7,600,000, net of underwriting discounts and expenses of the offering. The Company used the IPO proceeds as follows: (I) repaid $1,591,000 of principal and accrued interest on a 10% Bridge Loan (see Note 4), (II) repaid $628,000 of principal and accrued interest on 8% to 12% notes payable to related parties, (III) repaid $101,000 of principal and accrued interest on a 10% note payable to the underwriter of the IPO, (IV) repaid $112,000 of principal and accrued interest on a 12% note payable to an unaffiliated investor, (V) paid approximately $115,000 of deferred compensation and consulting fees, and
(VI) used $375,000 as an initial payment on the purchase of a bottle making machine (see Note 3). Of the remaining IPO proceeds, approximately $2.47 million was held as cash and cash equivalents at December 31,1997. Approximately $2.2 million has been used for capital improvements and general corporate and working capital purposes through December 31, 1997.

Upon the closing of the IPO, the Company issued to the Underwriter (for aggregate consideration of $20), five year warrants to purchase 200,000 shares of the Company's common stock. Each warrant may be exercised at any time during a period of four years commencing on the first anniversary of the date of issuance, to purchase one share of common stock at an exercise price of $6.60 (165% of the IPO price per unit), subject to adjustment in certain circumstances.

3. BLOW MOLDING AGREEMENT AND PURCHASE OF BOTTLING EQUIPMENT

Prior to July 1996, the Company imported all of its bottles from a single-source supplier. Subsequent to July 1996, the Company began to purchase bottles from Bottles Packaging, Inc. ("BPI") which operated a bottle-making machine at the Company's bottling facility. An officer of BPI is a director of the Company. Pursuant to a Blow Molding Agreement with BPI, the Company committed to purchase a minimum of $750,000 of bottles per year, as defined, for three years. During the first year of the agreement ended June 30, 1997, the Company did not meet the minimum purchase commitment. The Company purchased approximately $400,000 and $200,000 of bottles from BPI in the years ended December 31, 1997 and 1996, respectively.

On September 30, 1997, the Company purchased the bottling equipment subject to the Blow Molding Agreement for $1.2 million, of which $375,000 was paid at the closing, and the remaining $825,000 was paid through the issuance of a note payable to BPI (see Note 4). The bottling equipment was recorded at the discounted present value of the payments provided for in the purchase agreement (approximately $977,000) and is being depreciated over the estimated remaining useful life of 15 years.

In addition, the parties entered into a mutual release with respect to all obligations under the Blow Molding Agreement, other than payment obligations of the Company with respect to invoices outstanding at the date of the closing. The Company was released from any obligation arising out of its failure to meet the minimum purchase requirement during the first year of the Blow Molding Agreement.

4. NOTES PAYABLE


   a. BRIDGE NOTES PAYABLE

   On October 10, 1996, the Company completed a private bridge financing (the "Bridge Financing"), consisting of (1) an aggregate of $1.5 million of unsecured promissory notes ("Bridge Notes") of the Company bearing interest at the rate of 10 percent per annum and (2) an aggregate of 750,000 warrants ("Bridge Warrants") of the Company, each Bridge Warrant entitling the holder to purchase one share of common stock, at an exercise price of $1.50 per share, subject to adjustment under certain circumstances, during the thirty-six month period commencing October 10, 1997. In April 1997, certain investors who participated in the Bridge Financing agreed to cancel an aggregate of 106,500 Bridge Warrants. Upon completion of the IPO in May 1997, the remaining 643,500 Bridge Warrants were converted into a like number of Public Warrants, and the Bridge Notes and accrued interest were repaid in full. The Bridge Warrants were valued by the Company at approximately $188,000 in the aggregate, and this amount was recorded as original issue discount ("OID") in October 1996. The Company amortized the OID to interest expense and recorded approximately $112,000 of amortization expense from inception through May 1997. In May 1997, upon the early repayment of the Bridge Loan, the Company wrote off the remaining $76,000 as an Extraordinary Item - Loss on Extinquishment of Debt.

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

   b. NOTE PAYABLE TO RELATED PARTY

   As discussed in Note 3, the Company acquired the bottle making equipment used in its bottling operations from BPI. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments as follows:

   (i) $13,750 per month (an aggregate of $330,000) during the two years following the close of the acquisition with no interest; and

  (ii) the balance of $495,000, payable in three annual installments of $165,000 plus interest on the outstanding balance at an annual rate of 5%.

   The Company has discounted this note payable using the Company's estimated weighted average cost of capital of 12% and will amortize the resulting discount to interest expense using the effective interest method over the term of the loan.

The following summarizes the note payable to related party as of December 31, 1997:

       Note payable to related party           $ 783,750
         Less: unamortized discount             (199,058)
                                                --------
       Note payable to related party, net        584,692
         Less--Current portion                   (80,022)
                                                --------
       Non-current portion                      $504,670
                                                ========

Maturities of note payable to related party, net of discount at December 31, 1997 are as follows:

       1998                                     $ 80,022
       1999                                       64,352
       2000                                      132,292
       2001                                      143,836
       2002                                      164,190
                                                --------
                                                $584,692
                                                ========

5.   CONSULTING ARRANGEMENTS

During 1997 and 1996, the Company hired various consultants to perform sales, marketing and other functions. The Company recognized consulting expenses of approximately $331,000 and $222,000 for 1997 and 1996, respectively. Approximately $36,000 and $25,000, respectively, of these consulting expenses was incurred with related parties.

6.    STOCK OPTIONS

During 1996, the Board of Directors authorized an aggregate of 1,000,000 shares of common stock for issuance upon the exercise of stock options which may be granted from time to time to directors, officers, employees and consultants of the Company. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. Stock options granted to consultants are accounted for under SFAS 123, pursuant to which the fair market value of the stock options granted is amortized over the related service period.

If compensation cost for stock options granted to employees had been accounted for under SFAS. 123, the Company's net loss per share for 1997 and 1996 would have been $(0.90) and $(0.76), respectively.

The following summarizes information about stock options outstanding at December 31,1997:

                                                        Weighted-Average
                                        Shares           Exercise Price
                                      ---------          ----------------

  Balance at December 31, 1995             -                       -

      Granted                          150,000                   $4.00
      Exercised                            -                       -
      Forfeited                            -                       -
                                       -------                   -----
  Balance at December 31,1996          150,000                   $4.00

      Granted                          224,272                   $4.00
      Exercised                            -
      Forfeited                        (99,738)                  $4.00
                                       -------                   -----
  Balance at December 31,1997          274,534                   $4.00
                                       =======                   =====

At December 31, 1997, the Company had 60,492 vested options exercisable at a weighted-average exercise price of $4.00.

Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1997 ranged from $1.79 to $2.51. The estimated fair value of options granted in 1996 was $2.45 per share. Management believes that the fair value results from using the Black-Scholes calculation may not be indicative of the Company's economic cost of issuing stock options to its executives. Principal weighted-average assumptions used in applying the Black-Scholes model were as follows:

     Black-Scholes Model Assumptions             1997      1996
     -----------------------------------------------------------
     Risk-free interest rate                    6.06%      6.37%
     Expected volatility                       64.51%     66.15%
     Expected dividend yield                    0.00%      0.00%
     Expected term                              5 yrs      5 yrs

7. INCOME TAXES

Certain items of expense are recognized in different periods for income tax purposes than for financial reporting purposes.

As of December 31, 1997, the Company had approximately $4.5 million of net operating loss (NOL) carryforwards available to reduce future taxable income. These NOL carryforwards expire on various dates through 2012.

The deferred tax asset as of December 31, 1997 consisted of the following:

    Net operating loss carryforward                  $1,804,700
    Depreciation and amortization                       (33,500)
    Inventory costs                                      28,700
    Accrued liabilities                                  16,500
    Other                                                 4,100
                                                     ----------
                                                      1,820,500
    Valuation allowance                              (1,820,500)
                                                     ----------
    Net deferred tax asset                           $    --
                                                     ==========

Due to the uncertainty of its future realization, the net deferred tax asset has been fully reserved. Since the close of the IPO, the Company is subject to Internal Revenue Code Section 382 which limits the Company's ability to utilize net operating losses generated prior to the closing of the IPO (of approximately $2.9 million). The annual net operating loss limitation under
Section 382 is approximately $361,000.

The Company paid no taxes and had no net deferred or current tax provision/benefit for the years ended December 31, 1997 and 1996.

8. COMMITMENTS AND CONTINGENCIES

   a.  CAPITAL LEASE OBLIGATIONS

   The Company leases machinery and equipment under capital leases which expire on various dates through April 2000.

   As of December 31, 1997, future minimum payments were as follows:

     1998                                    $  49,998
     1999                                       49,998
     2000                                        1,597
                                              --------
           Total future minimum payments       101,593

     Less--Amount representing interest        (10,775)
                                              --------
           Total capital lease obligations      90,818

     Less--Current portion                     (42,230)
                                              --------
     Noncurrent portion                       $ 48,588
                                              ========

   These capital leases are guaranteed by certain of the Company's directors and an affiliate and bear interest at 11%.

   b.  OPERATING LEASE OBLIGATIONS

   PLANT LEASE

   The Company leases its bottling facility and surrounding property, including the water source and pumping equipment from a principal stockholder, under a 50 year lease. The lease can be renewed at the Company's option for an additional 50 years. The lease includes the following provisions:

     -   Rent is the greater of $5,000 per month
         (Base Rent), adjusted every five years
         based upon changes in the consumer price index in Hawaii, as defined, or two percent of the Company's gross revenue, as defined, provided that net sales are at least $1,700,000.

     -   The lease entitles the Company to
         exclusive use of the water source,
         except that the lessor may draw up to
         50 percent of the water flow for use in
         beverage production other than the sale
         of natural water. The Company believes
         that even if the lessor were to draw 50% of the water flow for such other purposes, the remaining 50% would be adequate for the current and projected future needs of the Company's business.

   During 1997, the Company incurred approximately $173,000 for leasehold improvements to this leased property.


   OFFICE LEASE

   In October 1996, the Company vacated its former office space and entered into a three-year office and warehouse lease in Honolulu, with a renewal option. Monthly rental payments were $3,000 through November 1997. Thereafter, monthly rental payments are $4,000.

   The Company recognized approximately $98,000 and $66,000 in lease expense in 1997 and 1996, respectively.

   The future minimum lease payments as of December 31, 1997 were as follows:

        1998                          $  108,000
        1999                              96,000
        2000                              60,000
        2001                              60,000
        2002                              60,000
        Thereafter                     2,505,000
                                      ----------
                                      $2,889,000
                                      ==========

8. SIGNIFICANT CUSTOMERS AND SUPPLIERS

For the years ended December 31, 1997 and 1996 approximately 64% and 66%, respectively, of the Company's sales were made through one Hawaii distributor. No other single customer accounted for greater than 10% of sales.

9. SALES BY GEOGRAPHIC REGION

The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the years ended December 31, 1997 and 1996, the Company had the following sales by geographic region:


                                          1997       %        1996        %
                                      ----------   -----   ---------    -----
Hawaii                                $  815,000     78    $ 702,000      81
International                            143,000     14      146,000      17
United States Mainland                    91,000      8       18,000       2
                                      ----------   -----   ---------    -----
                                      $1,049,000    100    $ 866,000     100
                                      ----------   -----   ---------    -----
                                      ----------   -----   ---------    -----


10.  QUARTERLY DATA (UNAUDITED)

                                                               1997
                                                           QUARTER ENDED
                                                            (unaudited)
                                --------------------------------------------------------------
                                 MARCH 31        JUNE 30        SEPTEMBER 30       DECEMBER 31
                                ----------      ----------      --------------     ----------
Net Sales                       $  216,683      $  283,310        $  339,456       $  209,357
Cost of Sales                      241,475         301,241           387,329          302,457
                                ----------      ----------        ----------       ----------
Gross Margin                       (24,792)        (17,931)          (47,873)         (93,100)

Expenses
  General and Administrative       125,206         244,967           282,516          360,575
  Selling and Marketing             86,784         189,187           250,230          274,834
                                ----------      ----------        ----------       ----------
                                   211,990         434,154           532,746          635,409

Other Income (Expenses)
  Interest Income                    1,029          15,249            15,257           98,479
  Interest Expense                (236,195)       (178,279)           (3,166)         (27,139)
                                ----------      ----------        ----------       ----------
                                  (235,166)       (163,030)           12,091           71,340
Net Loss Before Extraordinary
  Item                            (471,948)       (615,115)         (568,528)        (657,169)

Extraordinary Item -
Loss on Extinguishment of Debt        -           (268,810)             -                -
                                ----------      ----------        ----------       ----------
  Net Loss                      $ (471,948)       (883,925)         (568,528)        (657,169)
                                ----------      ----------        ----------       ----------
                                ----------      ----------        ----------       ----------

Basic and Diluted Net Loss
 Per Share Before
 Extraordinary item             $    (0.30)          (0.23)            (0.15)           (0.17)
                                ----------      ----------        ----------       ----------
                                ----------      ----------        ----------       ----------

Extraordinary item              $    -               (0.10)             -                -
                                ----------      ----------        ----------       ----------
                                ----------      ----------        ----------       ----------
Basic and Diluted Loss
  Per Share                     $    (0.30)          (0.33)            (0.15)           (0.17)
                                ----------      ----------        ----------       ----------
                                ----------      ----------        ----------       ----------
Weighted Average Shares
  Outstanding                    1,599,212       2,709,212         3,899,212        3,899,212
                                ----------      ----------        ----------       ----------
                                ----------      ----------        ----------       ----------

                                                               1996
                                                           QUARTER ENDED
                                                            (unaudited)
                                --------------------------------------------------------------
                                 MARCH 31        JUNE 30        SEPTEMBER 30       DECEMBER 31
                                ----------      ----------      --------------     ----------
Net Sales                       $  202,375      $  226,753        $  292,214       $  144,718

Cost of Sales                      197,323         275,902           330,996          103,336
                                ----------      ----------      --------------     ----------
Gross Margin                         5,052         (49,149)          (38,782)          41,382

Expenses
  General and Administrative       194,761         187,604            49,991          201,838
  Selling and Marketing             24,184          41,509            40,388          158,536
                                ----------      ----------      --------------     ----------
                                   218,945         229,113            90,379          360,374

Other Income (Expense)
  Interest Income                        -               -                 -              722
  Interest Expense                 (15,404)        (12,331)          (37,762)        (182,668)
                                ----------      ----------      --------------     ----------
                                   (15,404)        (12,331)          (37,762)        (181,946)

Net Loss                        $ (229,297)     $ (290,593)     $   (166,923)      $ (500,938)
                                ----------      ----------      --------------     ----------
                                ----------      ----------      --------------     ----------

Basic and Diluted Net
  Loss Per Share                $    (0.14)     $    (0.18)     $      (0.10)      $    (0.32)
                                ----------      ----------      --------------     ----------
                                ----------      ----------      --------------     ----------

Weighted Average Shares
  Outstanding                    1,599,212       1,599,212         1,599,212        1,599,212
                                ----------      ----------      --------------     ----------
                                ----------      ----------      --------------     ----------

                                      F-18


                                     EXHIBIT INDEX

     Exhibit
     Number   Description
     -------  -----------
     3.1      Articles of Incorporation, as amended, of the Registrant
              (Incorporated by reference to Exhibit 3.1 to the Registrant's
              Registration Statement on Form SB-2 (File No. 333-18289))
              (the "Form SB-2")

     3.2      By-Laws, as amended, of the Registrant

     4.1      Specimen Stock Certificate for the Registrant's Common Stock
              (Incorporated by reference to Exhibit 4.1 to the Registrant's
              Quarterly Report on Form 10Q SB for the quarter ended
              June 30, 1997 (the "June 10-Q"))

     4.2      Warrant Agreement between the Registrant and Continental Stock
              Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the June 10-Q)

     4.3 Specimen Public Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the June 10-Q)

     4.4      Underwriter's Warrant Agreement between the Registrant and
              Joseph Stevens & Company, Inc. (Incorporated by reference to Exhibit 4.4 to the June 10-Q)

     4.5      Underwriter's Warrant Certificate (Incorporated by reference to
              Exhibit 4.5 to the June 10-Q)

     4.6      Form of Bridge Warrant (Incorporated by reference to
              Exhibit 4.5 to the Form SB-2)

     4.7      Form of Lock-Up Agreement between Joseph Stevens & Company, Inc.
              and each of the Selling Securityholders registering securities pursuant to the Form SB-2 (Incorporated by reference to Exhibit 4.6 to the Form SB-2)

     4.8      Form of Lock-Up Agreement between Joseph Stevens & Company,
              Inc., and certain officers, directors and stockholders of the Registrant (Incorporated by reference to Exhibit 4.7 to the June 10-Q)

     10.1     Lease Agreement dated October 3, 1994, as amended, between the
              Registrant as Lessee and Hawaii Brewery Development Co., Inc.
              as Lessor (Incorporated by reference to Exhibit 10.1 to the Form SB-2)

     10.2     Blow Molding Agreement dated December 1, 1995, between the
              Registrant and Bottles Packaging, Inc. ("BPI") (Incorporated by reference to Exhibit 10.2 to the Form SB-2)

     10.3 Financing Agreement dated March 31, 1995, between the Registrant and First Hawaiian Bank (Incorporated by reference to Exhibit
              10.3 to the Form SB-2)

     10.4 Master Lease Agreement No. A2500, dated December 8, 1994, between the Registrant and First Hawaiian Leasing and related agreements
              (Incorporated by reference to Exhibit 10.4 to the Form SB-2)

     10.5     Employment Agreement, dated October 10, 1996, between the
              Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.5 to the Form SB-2)

     10.6     Stock Option Agreement, dated October 10, 1996, between the
              Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.6 to the Form SB-2)

     10.7     Stock Option Agreement, dated September 17, 1997, between the
              Registrant and David K. Laeha

     10.8     Form of Bridge Note (Incorporated by reference to Exhibit 10.8 to the Form SB-2)

     10.9 Form of Promissory Note evidencing an aggregate of $407,715 in principal amount of indebtedness of the Registrant to certain of its affiliates (Incorporated by reference to Exhibit 10.9 to the Form SB-2)

     10.10 Promissory Note dated May 24, 1995, in the original principal amount of $100,000 payable by the Registrant to Inter Island
              Petroleum, Inc. (Incorporated by reference to Exhibit 10.10 to
              Form SB-2)

     10.11 Letter Agreement dated August 1, 1996, between the Registrant and com.com Inc. (Incorporated by reference to Exhibit 10.11 to the Form SB-2)

     10.12 Form of Promissory Note evidencing an aggregate of $75,000 in principal amount of indebtedness of the Registrant to certain of its affiliates (Incorporated by reference to Exhibit 10.12 to the Form SB-2)

     10.13 Promissory Note dated April 15, 1997, in the original principal amount of $100,000 payable by the Registrant to Joseph Stevens & Company, Inc. (Incorporated by reference to
              Exhibit 10.13 to the Form SB-2)

     10.14 Form of Cancellation Agreement between the Registrant and certain holders of an aggregate of 106,500 Bridge Warrants (Incorporated by reference to Exhibit 10.14 to the Form SB-2)

     10.15    Underwriting Agreement between the Registrant and Joseph
              Stevens & Company, Inc. (Incorporated by reference to
              Exhibit 10.1 to the June 10-Q)

     10.16    Financial Advisory and Consulting Agreement between the
              Registrant and Joseph Stevens & Company, Inc. (Incorporated by reference to Exhibit 10.2 to the June 10-Q)

     10.17    Asset Purchase Agreement between the Registrant and BPI
              (Incorporated by reference to Exhibit 10.1 to the Registrant's
              Current Report on Form 8-K dated October 7, 1997
              (the "Form 8-K"))

     10.18 Bill of Sale between the Registrant and BPI evidencing the transfer of assets pursuant to the Asset Purchase Agreement
              (Incorporated by reference to Exhibit 10.2 to the Form 8-K)

     10.19 Promissory Note evidencing an aggregate of $825,000 in indebtedness of the Registrant to BPI in connection with the Asset Purchase Agreement (Incorporated by reference to Exhibit
              10.3 to the Form 8-K)

     10.20 Security Agreement between the registrant and BPI securing the obligations of the Registrant to BPI under the Promissory Note
              (Incorporated by reference to Exhibit 10.4 to the Form 8-K)

     21       Subsidiaries -- None

     27.1     Financial Data Schedule
