Form 10QSB
period 1998-03-31
HAWAIIAN NATURAL WATER CO INC
filed 1998-05-15
CIK 1025787

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                 FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM     TO

    COMMISSION FILE NO. 0-29280

                     HAWAIIAN NATURAL WATER COMPANY, INC.
      {Exact name of small business issuer as specified in its charter}

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

                                YES   X    NO
                                     ---        ---

     The issuer has issued and outstanding 3,899,212 shares of Common Stock on May 15, 1998

     Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---

                         Hawaiian Natural Water Company, Inc.

                                    Balance Sheet
                                    March 31, 1998
                                     (Unaudited)

                                        ASSETS

                                                                           March 31,
                                                                             1998
                                                                         ------------
CURRENT ASSETS:
     Cash and cash equivalents                                           $ 1,778,261
     Inventories                                                             316,508
     Trade accounts receivable, net of allowance for doubtful
          accounts of $7,224                                                 257,281
     Other current assets                                                    119,534
                                                                         ------------
          Total Current Assets                                             2,471,584

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $252,231                                     1,863,528
                                                                         ------------
          Total Assets                                                   $ 4,335,112
                                                                         ------------
                                                                         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $   272,282
     Accrued professional fees                                                27,667
     Accrued vacation                                                         46,000
     Accrued payroll and related taxes                                        44,447
     Accrued commissions and billbacks                                        35,349
     Accrued other                                                            25,776
     Notes payable - Current portion                                          84,753
     Capital lease obligation - Current portion                               42,230
                                                                         ------------
          Total Current Liabilities                                          578,504

NON-CURRENT LIABILITIES
     Capital lease obligations - net of current portion                       37,566
     Notes payable - net of current portion                                  499,742
                                                                         ------------
          Total Non-Current Liabilities                                      537,308
                                                                         ------------
          Total Liabilities                                                1,115,812

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 par value; 5,000,000
       shares authorized; none issued and outstanding                             --

     Common stock, no par value; 20,000,000 shares authorized;
          3,899,212 shares issued and oustanding                           6,338,728
     Common stock warrants and options; 3,213,310
          issued and outstanding                                           2,053,916

     Accumulated Deficit                                                  (5,173,344)
                                                                         ------------
     Total Stockholders' Equity                                            3,219,300

     Total Liabilities and Stockholders' Equity                          $ 4,335,112
                                                                         ------------
                                                                         ------------

    The accompanying notes are an integral part of these financial statements.

                        Hawaiian Natural Water Company, Inc.

                              Statements of Operations
                  For The Three Months Ended March 31, 1997 and 1998
                                     (Unaudited)

                                                   Three Months
                                                  Ended March 31,
                                         ------------------------------
                                             1997                1998
                                        ----------           ----------
NET SALES                               $  216,683           $  399,603
COST OF SALES                              208,360              393,049
                                        ----------           ----------
     Gross Margin                            8,323                6,554

EXPENSES:
     Selling and Marketing                  86,784              242,480
     General and Administrative            158,321              310,759
                                        ----------           ----------
                                           245,105              553,239
OTHER INCOME (EXPENSE)
     Interest income                         1,029               28,110
     Interest expense                     (236,195)             (25,484)
                                        ----------           ----------
                                          (235,166)               2,626

Net Loss                                $ (471,948)          $ (544,059)
                                        ----------           ----------
                                        ----------           ----------

Basic and Diluted
Net Loss Per Share                        $  (0.30)            $  (.14)
                                        ----------           ----------
                                        ----------           ----------

Weighted Average Common and
Common Equivalent Shares Outstanding     1,599,212            3,899,212
                                        ----------           ----------
                                        ----------           ----------

    The accompanying notes are an integral part of these financial statements.

                         Hawaiian Natural Water Company, Inc.

                          Statement of Stockholders' Equity
                      For The Three Months Ended March 31, 1998
                                     (Unaudited)


                                                                        Common Stock Warrants
                                                                                and
                                              Common Stock                    Options
                                       --------------------------    ---------------------------                     Total
                                         Number of                    Number of                    Accumulated   Stockholders
                                          Shares         Amount        Shares          Amount        Deficit         Equity
                                       -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT
    DECEMBER 31, 1997                    3,899,212     $6,338,728      3,170,310     $2,000,546  $  (4,629,285)  $  3,709,989

Issuance of stock options
  to consultants and distributors               --             --         43,000         53,370            --          53,370

Net Loss                                        --             --             --             --       (544,059)      (544,059)
                                       -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT
    MARCH 31, 1998                       3,899,212     $6,338,728      3,213,310     $2,053,916   $ (5,173,344)   $ 3,219,300
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------    -----------



    The accompanying notes are an integral part of these financial statements.

                         Hawaiian Natural Water Company, Inc.

                               Statements of Cash Flows
                  For The Three Months Ended March 31, 1977 and 1998
                                     (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                        1997            1998
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $ (471,948)   $  (544,059)

     Adjustments to reconcile net loss to net cash used
         in operating activities:
     Depreciation and amortization                                       17,378         44,182
     Issuance of stock options to consultants and distributors             --           53,370
     Amortization of loan discount and deferred costs                    46,875         23,238
     Net decrease (increase) in current assets                          154,401       (122,116)
     Net increase in current liabilities                                201,371         27,347
                                                                     -----------    -----------

     Net cash used in operating activities                              (51,923)      (518,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (4,549)      (121,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of principal on capital leases                            (3,013)       (11,022)
     Repayment of notes payable                                         (13,394)       (42,408)
                                                                     -----------    -----------

     Net cash used in financing activities                              (16,407)       (53,430)
                                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (72,879)      (693,102)

CASH AND CASH EQUIVALENTS, beginning of period                           89,335      2,471,363
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                              $  16,456     $1,778,261
                                                                     -----------    -----------
                                                                     -----------    -----------



    The accompanying notes are an integral part of these financial statements.

                         HAWAIIAN NATURAL WATER COMPANY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1998
                                     (UNAUDITED)


1.   GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto filed with the Securities and Exchange Commission in the the Company's Annual Report on Form 10-KSB. In the opinion of management, the accompanying financial statements reflect all adjustments considered necessary to fairly present the financial position of the Company at March 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1998, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. The Company is continuing to develop its strategic plan and related marketing strategies, which would allow for the improvement of sales and cash flow. However, in order for the Company to achieve profitability, it will need to improve revenues and/or obtain additional financing.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION. The Company recognizes revenue on the accrual method of accounting when title to product transfers to the buyer (generally upon shipment). The Company's policy is to provide a reserve for estimated uncollectible accounts receivable, if any.

RESERVE FOR RETURNS. The Company grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company replaces returned goods or issues a refund to the customer. The Company's policy is to provide a reserve for estimated returns and related disposal costs.

2.   LOSS PER SHARE

Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common and Common Equivalent Shares Outstanding during the period. The Weighted Average Common and Common Equivalent Shares Outstanding during the three month period ended March 31, 1998 was 3,899,212 compared to 1,599,212 during the three month period ended March 31, 1997.

The Company's basic and diluted loss per share are the same for the first quarter of both 1997 and 1998 in that any exercise of stock options or warrants would have been anti-dilutive.

3.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 1998, inventories were comprised of the following:

               Raw materials                 $223,779
               Finished goods                  92,729
                                             --------
                                             $316,508
                                             --------


5.   NOTES PAYABLE

As discussed in Note 3 to the audited financial statements for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-KSB, in September 1997, the Company acquired certain bottle making equipment used in its bottling operations from Bottles Packaging, Inc. ("BPI"). The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company has discounted this note payable using an estimated weighted average cost of capital of 12%, and amortizes the resulting discount to interest expense using the effective interest method over the term of the loan.

The following summarizes the Company's notes payable as of March 31, 1998:

     Notes payable                       $760,315
     Less:  Unamortized discount         (175,820)
                                      -----------
     Notes payable                        584,495
     Less:  Current portion               (84,753)
                                      -----------
     Non-current portion                 $499,742
                                      -----------


On March 11, 1998, an officer of BPI resigned as a director of the Company.

6.   STOCK OPTIONS

The total number of Common Stock warrants and options shown at March 31, 1998 excludes an aggregate of 502,034 options outstanding at such date held by officers and employees of the Company.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the first quarter of 1998, the Company recorded approximately $53,000 for options granted to certain consultants and distributors.

In February 1998, the Company granted an aggregate of 202,500 5-year options to certain officers and employees at an exercise price of $4 per share, (subject to adjustment under certain circumstances). These options vest over a three-year period. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. If compensation cost for stock options granted to employees had been accounted for under SFAS 123, the Company's basic and diluted net loss per share for the first quarter of 1998 and 1997 would have been (0.16) and (0.31), respectively.

7.   SALES BY GEOGRAPHIC REGION

For the three month periods ended March 31, 1997 and 1998, the Company had the following sales by geographic region. All sales are made in U.S. dollars:

                                         1997        %         1998        %
                                       --------     ---      --------     ---
               Hawaii                  $159,252      73      $275,417      69
               United States Mainland    41,804      19        87,622      22
               International             15,627       8        36,564       9
                                       --------     ---      --------     ---
                                       $216,683     100      $399,603     100
                                       --------     ---      --------     ---


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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net Sales. Net Sales increased 84% to approximately $400,000 for the three months ended March 31, 1998 (the "1998 Quarter") from approximately $217,000 for the three months ended March 31, 1997 (the "1997 Quarter"). The increase in net revenues in the 1998 Quarter was due primarily to unit sales growth from approximately 28,000 cases in the 1997 Quarter to approximately 61,000 cases in the 1998 Quarter, a 118% increase. The average sales price per case decreased approximately 15% in the 1998 Quarter compared to the 1997 Quarter due to discounts and promotional allowances granted to promote sales. Sales in Hawaii accounted for approximately 69% of sales in the 1998 Quarter compared to 73% in the 1997 Quarter. Sales in the US Mainland and International markets accounted for approximately 22% and 9% of sales, respectively, in the 1998 Quarter compared to 19% and 8% of sales, respectively, in the 1997 Quarter.

     Cost of Sales. Cost of Sales increased 89% to approximately $393,000 in the 1998 Quarter from approximately $208,000 in the 1997 Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 13% in the 1998 Quarter compared to the 1997 Quarter. The primary cost component in Cost of Sales is the cost of finished bottles. This cost was substantially reduced in the 1998 Quarter as a result of the Company's September 1997 purchase of the bottle making equipment installed at its bottling facility (see Note 5 to the Financial Statements).

     Expenses. Selling and marketing expenses increased to approximately $242,000 in the 1998 Quarter from approximately $87,000 in the 1997 Quarter. The majority of this increase is attributable to an expanded sales staff, increased advertising and promotional events, and distributor incentives. General and administrative expenses increased to approximately $311,000 in the 1998 Quarter from approximately $158,000 in the 1997 Quarter. The majority of this change resulted from increased administrative personnel, increased legal and accounting services, D&O insurance, investor relations expenses, and other expenses related to being a public company, which were not incurred in the 1997 Quarter since the Company did not complete its initial public offering (the "IPO") until May 1997.

     Other Income (Expense). Other Income increased to approximately $3,000 in the 1998 Quarter from approximately $(235,000) in the 1997 Quarter. This increase is primarily due to the reduction in interest expense, resulting from the repayment of indebtedness outstanding at March 31, 1997 and interest income from the proceeds of the IPO.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $544,059, or $(.14) per share, in the 1998 Quarter compared to a net loss of $471,948, or $(.30) per share, in the 1997 Quarter. Weighted average shares outstanding were 3,899,212 in the 1998 Quarter compared to 1,599,212 in the 1997 Quarter. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents declined from approximately $2,471,000 at December 31, 1997 to approximately $1,778,000 at March 31, 1998, primarily due to continuing losses from operations, capital expenditures and debt repayment.

     In connection with the purchase of its bottling equipment in September 1997, the Company issued to the seller a promissory note in the original principal amount of $825,000. This note is payable in monthly installments of $13,750 (including principal and interest) during the first two years following the issuance thereof, and thereafter in three annual installments of $165,000, plus interest at the annual rate of 5% on the unpaid principal balance.

     The Company had capital expenditures of approximately $122,000 in the 1998 Quarter, compared to approximately $5,000 in the 1997 Quarter, primarily related to improvements to its bottling facility. The Company anticipates additional capital expenditures of up to $170,000 during the second quarter of 1998, to complete the automation of its bottling line, refurbish the pumping equipment at its water source and for other possible improvements to its facilities. Other improvements or additions may be implemented if and when sufficient funds become available. The Company is currently considering extending its product line by entering the home/office market, either independently or through the acquisition of an existing bottler. Any such extension would require substantial additional capital.

     Based upon current expectations, the Company does not believe that cash on hand will be adequate to fund its operations until such time as the Company is able to generate positive cash flow from operations. Therefore, the Company will need to raise additional capital or improve its performance more rapidly than expected in order to sustain its operations. Additional capital would also be required in connection with the possible acquisition of other businesses or assets. The Company is currently negotiating with certain sources concerning the investment of additional capital. However, there can be no assurance that such capital will become available on acceptable terms. The Company does not anticipate obtaining bank financing at this time.

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

CURRENCY FLUCTUATION


     The Company is not directly affected by currency fluctuations in overseas markets, since all of the Company's sales are quoted in U.S. dollars. However, currency fluctuations can adversely affect the demand for the Company's product in foreign markets by increasing the price of the product in local currency.

                             PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) During the three months ended March 31, 1998, the Company granted to certain employees, consultants and distributors stock options to purchase an aggregate of 245,500 shares of Common Stock at an exercise price of $4.00 per share.

All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit
     Number    Description
     ------    -----------

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


                                           HAWAIIAN NATURAL WATER COMPANY, INC.
                                           (Registrant)



May 15, 1998                               By: /S/ MARCUS BENDER
                                           ----------------------
                                           Marcus Bender
                                           President & Chief Executive Officer


May 15, 1998                               By: /S/ DAVID K. LAEHA
                                           -----------------------
                                           David K. Laeha
                                           Chief Financial Officer