Form 10QSB
period 1998-06-30
HAWAIIAN NATURAL WATER CO INC
filed 1998-08-14
CIK 1025787

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                 FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

     The issuer had issued and outstanding 3,999,212 shares of Common Stock on August 7, 1998.

     Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---

                     Hawaiian Natural Water Company, Inc.

                                Balance Sheet
                                June 30, 1998
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $  1,109,362
     Inventories                                                        346,603
     Trade accounts receivable, net of allowance for doubtful
          accounts of $10,626                                           311,431
     Other current assets                                               149,921
                                                                   ------------
          Total Current Assets                                        1,917,317

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $306,135                                1,876,398
                                                                   ------------
               Total Assets                                        $  3,793,715
                                                                   ------------
                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                        $    270,143
     Accrued payroll and related                                         77,372
     Accrued other                                                      104,223
     Notes payable - Current portion                                     94,857
     Capital lease obligation - Current portion                          44,563
                                                                   ------------
          Total Current Liabilities                                     591,158

NON-CURRENT LIABILITIES
     Notes payable - net of current portion                             468,815
     Capital lease obligation - net of current portion                   24,850
                                                                   ------------
          Total Non-Current Liabilities                                 493,665

               Total Liabilities                                      1,084,823

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; none issued and outstanding                            --
     Common stock, no par value; 20,000,000 shares authorized;
          3,899,212 shares issued and oustanding                      6,338,728
     Common stock warrants and options, 3,213,310 issued
          and outstanding                                             2,053,916
     Accumulated Deficit                                             (5,683,752)
                                                                   ------------
          Total Stockholders' Equity                                  2,708,892

               Total Liabilities and Stockholders' Equity          $  3,793,715
                                                                   ------------
                                                                   ------------

The accompanying notes are an integral part of the financial statements.

                       Hawaiian Natural Water Company, Inc.
                            Statements of Operations
              For the Three and Six Months Ended June 30, 1997 and 1998
                                    (Unaudited)


                                                        Three Months                 Six Months
                                                       Ended June 30,               Ended June 30
                                                 -------------------------    --------------------------
                                                    1997           1998          1997           1998
                                                 ----------     ----------    -----------    -----------
NET SALES                                        $  283,309     $  477,005    $   499,993    $   876,608
COST OF SALES                                       330,780        407,024        542,716        800,073
                                                 ----------     ----------    -----------    -----------
     Gross Margin                                   (47,471)        69,981        (42,723)        76,535

EXPENSES:
     Selling and Marketing                          189,187        269,486        275,971        511,966
     General and Administrative                     215,427        305,114        370,173        615,873
                                                 ----------     ----------    -----------    -----------
                                                    404,614        574,600        646,144      1,127,839
OTHER INCOME (EXPENSE)
  Interest expense                                 (178,279)       (24,528)      (414,474)       (50,012)
  Interest and other income                          15,249         18,739         16,278         46,849
                                                 ----------     ----------    -----------    -----------
                                                   (163,030)        (5,789)      (398,196)        (3,163)

Net Loss Before Extraordinary Item                 (615,115)      (510,408)    (1,087,063)    (1,054,467)

Extraordinary Item -
     Loss on Extinquishment of Debt                (268,810)            --       (268,810)            --
                                                 ----------     ----------    -----------    -----------

Net Loss                                         $ (883,925)    $ (510,408)   $(1,355,873)   $(1,054,467)
                                                 ----------     ----------    -----------    -----------
                                                 ----------     ----------    -----------    -----------

Basic and Diluted
Net Loss Per Share:
     Before Extraordinary Item                   $    (0.23)    $    (0.13)   $     (0.51)    $    (0.27)

     Extraordinary Item                          $    (0.10)            --    $     (0.12)    $       --

Net Loss Per Share:                              $    (0.33)    $    (0.13)   $     (0.63)    $    (0.27)
                                                 ----------     ----------    -----------    -----------
                                                 ----------     ----------    -----------    -----------

Weighted Average Common and
Common Equivalent Shares Outstanding              2,709,212      3,899,212      2,154,212      3,899,212
                                                 ----------     ----------    -----------    -----------
                                                 ----------     ----------    -----------    -----------

      The accompanying notes are an integral part of the financial statements.

                     Hawaiian Natural Water Company, Inc.

                           Statements of Cash Flows
               For the Six Months Ended June 30, 1997 and 1998
                                 (Unaudited)

                                                                                  1997          1998
                                                                             -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (1,355,873) $ (1,054,467)

  Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                             31,786       105,233
          Amortization of loan discount and deferred costs                         235,000        44,825
          Extraordinary loss on extinquishment of debt                             268,810            --
          Issuance of stock options to consultants and distributors                     --        53,370
          Net increase in current assets                                          (141,339)     (248,402)
          Net (decrease) increase in current liabilities                          (104,647)       29,895
                                                                             -------------  -------------
                    Net cash used in operating activities                       (1,066,263)   (1,069,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                       (10,479)     (183,898)
          Purchase of short-term investment                                     (3,000,000)           --
                                                                             -------------  ------------
                    Net cash used in investing activities                       (3,010,479)     (183,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from initial public offering of common stock                  7,942,312            --
          Payments for services related to the initial public offering            (168,364)           --
          Proceeds from notes payable                                              189,242            --
          Repayments of notes payable                                           (2,458,467)      (84,818)
          Repayment of principal on capital leases                                 (18,490)      (23,738)
                                                                             -------------  ------------
                    Net cash provided by (used in) financing activities          5,486,233      (108,556)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,409,491    (1,362,000)

CASH AND CASH EQUIVALENTS, beginning of period                                      89,335     2,471,362
                                                                             -------------  ------------

CASH AND CASH EQUIVALENTS, end of period                                     $   1,498,826  $  1,109,362
                                                                             -------------  ------------
                                                                             -------------  ------------

     The accompanying notes are an integral part of the financial statements

                       Hawaiian Natural Water Company, Inc.

                        Statement of Stockholders' Equity
                      For the Six Months Ended June 30, 1998
                                  (Unaudited)

                                                                       Common Stock Warrants
                                                                                 and
                                               Common Stock                    Options
                                         ------------------------      ------------------------                      Total
                                         Number of                     Number of                   Accumulated   Stockholders
                                          Shares         Amount         Shares         Amount        Deficit        Equity
                                         ---------     ----------      ---------     ----------  -------------  -------------
BALANCE AT
     DECEMBER 31, 1997                   3,899,212     $6,338,728      3,170,310     $2,000,546  $  (4,629,285) $   3,709,989

Issuance of stock options
     to consultants and distributors            --             --         43,000         53,370              -         53,370

Net Loss                                        --             --             --             --     (1,054,467)    (1,054,467)
                                         ---------     ----------      ---------     ----------  -------------  -------------

BALANCE AT
     JUNE 30, 1998                       3,899,212     $6,338,728      3,213,310     $2,053,916  $  (5,683,752) $   2,708,892
                                         ---------     ----------      ---------     ----------  -------------  -------------
                                         ---------     ----------      ---------     ----------  -------------  -------------



    The accompanying notes are an integral part of the financial statements.

                     HAWAIIAN NATURAL WATER COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)


1. GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. In the opinion of management, the accompanying financial statements reflect all adjustments considered necessary to fairly present the financial position of the Company at June 30, 1998, the results of its operations for each of the three and six month periods ended June 30, 1997 and 1998, and the cash flows for the six month periods ended June 30, 1997 and 1998, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. The Company is continuing to develop its strategic plan and related marketing strategies, which would allow for the improvement of sales and cash flow. However, in order for the Company to achieve profitability, it will need to improve revenues. In order to sustain operations, the Company must obtain additional financing.

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

GROSS MARGIN. The Company's plant currently has a normal maximum production capacity of approximately 800,000 cases per year. The Company is currently operating its plant at approximately 30 percent of this capacity.

2. LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common and Common Equivalent Shares Outstanding during the period. The Weighted Average Common and Common Equivalent Shares Outstanding during the three and six month periods ended June 30, 1998 was 3,899,212 compared to 2,709,212 and 2,154,212 during the three and six month periods ended June 30, 1997, respectively.

The Company's basic and diluted losses per share are the same for the second quarter and first half of both 1997 and 1998 in that any exercise of stock options or warrants would have been anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 1998, inventories were comprised of the following:

             Raw materials                           $235,701
             Finished goods                           110,902
                                                    ------------
                                                     $346,603
                                                    ------------

5.  NOTES PAYABLE

As discussed in Note 3 to the audited financial statements contained in the Company's Annual Report on Form 10-KSB, in September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company has discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortizes the resulting discount to interest expense using the effective interest method over the term of the loan.

Additionally, the Company has a $16,654 installment note payable for the purchase of a vehicle.

The following summarizes the notes payable as of June 30, 1998:

        Equipment note payable                           $ 701,250
          Less:  Unamortized discount                     (154,232)
                                                         ---------
        Net equipment note payable                         547,018
        Vehicle installment note payable                    16,654
                                                         ----------
          Subtotal - notes payable                         563,672
          Less:  Current portion                           (94,857)
                                                         ----------
          Non-current portion                             $468,815
                                                         ----------
                                                         ----------

At December 31, 1997, the equipment note payable was carried in the Company's accounting records as a note payable to a related party, because at that time an executive officer of the equipment note lender was a director of the Company. On March 31, 1998, this officer resigned as a director of the Company.

6. STOCK OPTIONS

The total number of Common Stock warrants and options shown at June 30, 1998 excludes an aggregate of 426,575 options outstanding at such date held by officers and employees of the Company.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the first quarter of 1998, the Company recorded $53,370 for options granted to certain consultants and distributors.
 No additional options were granted to non-employees in the second quarter of 1998.

In February 1998, the Company granted an aggregate of 202,500 options to certain officers and employees at an exercise price of $4 per share, (subject to adjustments under certain circumstances). These options vest over a three-year period. In May 1998, 30,000 of these options were forfeited upon resignation of an employee. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. The exercise price of all of the foregoing options was higher than the market price of the Common Stock at the date of grant.

7. SALES BY GEOGRAPHIC REGION

The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the three-month periods ended June 30, 1997 and 1998, the Company had the following sales by geographic region:

                                  1997         %       1998        %
                               ---------      ---    --------     ---
         Hawaii                 $183,395       65    $305,771      64
         U. S. Mainland           52,086       18      42,191       9
         International            47,828       17     129,043      27
                                --------      ---    --------     ---
                                $283,309      100    $477,005     100
                                --------      ---    --------     ---

For the six month periods ended June 30, 1997 and 1998, the Company had the following sales by geographic region:

                                  1997         %       1998        %
                               ---------      ---    --------     ---
         Hawaii                 $342,647       69    $581,188      66
         U. S. Mainland           93,890       18     129,813      15
         International            63,456       13     165,607      19
                                --------      ---    --------     ---
                                $499,993      100    $876,608     100
                                --------      ---    --------     ---

8. SUBSEQUENT EVENT

On July 31, 1998, the Company engaged 8607 Colonial Group, Inc. ("Colonial") as its financial public relations advisor for a two-year term. As compensation for its services, the Company agreed to issue to Colonial 100,000 shares of Common Stock (the "Initial Shares"), plus options (the "Colonial Options") to purchase an aggregate of 565,000 additional shares at exercise prices ranging from $2.50 to $6.00 per share. The options are exercisable over staggered terms commencing September 1, 1998, and ending July 15, 2000. The options are redeemable by the Company at $.05 per option if the trading price (as defined) of the Common Stock exceeds 150% of the exercise price of the options to be redeemed for a period of 10 consecutive trading days. If Colonial exercises all of the first 300,000 options, the Company will issue to Colonial an additional 50,000 shares of common stock (the "Contingent Shares"). The Company has agreed to register the shares issued or issuable upon exercise of the options under the Securities Act of 1933, as amended.

The Company believes that the fair market value of the Initial Shares was approximately $350,000, determined on the date of issuance. The Company believes that the fair value of the Colonial Options was approximately $773,000 determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.42%; expected dividend yield of zero; expected life of nine months; and expected volatility of 126%. The aggregate fair market value of the Initial Shares and the Colonial Options will be recorded as a charge to income in the Third Quarter of 1998. The fair market value of the Contingent Shares will be recorded as a charge to income upon issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS
CONCERNING: (I) ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; (II) PLANS OR PROPOSALS OF THE COMPANY OR ITS MANAGEMENT WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND POSSIBLE ACQUISITIONS OF ASSETS OR BUSINESSES; (III) POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND (IV) ASSUMPTIONSL UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, RISKS AND UNCERTAINTIES RELATING TO: (I) THE MARKET FOR THE COMPANY'S PRODUCTS; (II) THE MAINTENANCE AND DEVELOPMENT OF THE COMPANY'S DISTRIBUTOR NETWORK; (III) POSSIBLE CHANGES IN THE COMPANY'S BUSINESS STRATEGY OR THE EXECUTION OF ITS EXISTING STRATEGY; (IV) THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; (V) THE COMPANY'S NEED FOR ADDITIONAL CAPITAL OR, IF NEEDED, THE AVAILABILITY OF ADDITIONAL CAPITAL ON
ACCEPTABLE TERMS AND CONDITIONS;   (VI) THE COMPANY'S ABILITY TO ATTRACT AND
RETAIN KEY PERSONNEL;  (VII) REGULATORY ISSUES IN THE U.S. OR ABROAD; AND
(VIII) THE COMPETITIVE ENVIRONMENT IN THE COMPANY'S INDUSTRY. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

     Net Sales.  Net Sales increased 68% to approximately $477,000 for the
three months ended   June 30, 1998 (the "1998 Quarter") from approximately
$283,000 for the three months ended June 30, 1997 (the "1997 Quarter"). The increase in net revenues in the 1998 Quarter was due primarily to unit sales growth from approximately 41,000 cases in the 1997 Quarter to approximately 71,000 cases in the 1998 Quarter. The average sales price per case decreased approximately 4% in the 1998 Quarter compared to the 1997 Quarter due to discounts and promotional allowances granted to promote sales. Sales in the Hawaiian market accounted for approximately 64% of sales in the 1998 Quarter compared to 65% in the 1997 Quarter. International sales accounted for approximately 27% of sales in the 1998 Quarter compared to approximately 17% in the 1997 Quarter. In the 1998 Quarter, the Company made its first major shipment to Japan. The Company currently has three distributors in Japan and expects significant sales growth in that market. Sales to Guam also increased significantly over the prior year and are expected to increase further during the second half of 1998. The Company expects continued growth in International sales, especially in the Pacific Rim, through increased penetration of existing markets and entrance into new markets, such as Thailand and Taiwan. Sales to the U.S. Mainland decreased to 9% of sales in the 1998 Quarter compared to 18% in the 1997 Quarter. In May 1998, the Company terminated its exclusive distribution agreement with William Wright covering most of the Western U.S. due to his failure to meet certain minimum purchase requirement. In August 1998, the Company received a lump sum payment of $100,000 in connection with this termination. Mainland sales are currently directed primarily into Seattle, Santa Barbara and Kansas City, and to a limited extent into Las Vegas and the Los Angeles area. The Company is currently pursuing a niche marketing strategy on the U.S. Mainland, primarily directed toward the health and fitness markets.

     Cost of Sales. The Company's cost of sales increased 23% to approximately $407,000 in the 1998 Quarter from approximately $331,000 in the 1997 Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 30% in the 1998 Quarter. The primary raw material cost component in Cost of Sales is the cost of the bottle. That cost was substantially reduced in the 1998 Quarter compared to the 1997 Quarter, as a result of the Company's purchase of the blow molding equipment used to manufacture its bottles. (See Note 5 to the Financial Statements) Bottling costs were also reduced through the installation of new equipment used to further automate the Company's bottling line. The Company is currently implementing additional improvements to its bottling line, which should further reduce its bottling costs in the second half of 1998.

     Gross Margin. Gross margin increased to approximately $70,000 in the 1998 Quarter from approximately ($47,000) in the 1997 Quarter, primarily as a result of the decrease in the Company's bottling costs described above under "Cost of Sales."

     Expenses. Selling and marketing expenses increased 42% to approximately $269,000 in the 1998 Quarter from approximately $189,000 in the 1997 Quarter. The majority of this increase is attributable to an expanded sales staff and promotional expenses. General and administrative expenses increased 42% to approximately $305,000 in the 1998 Quarter from approximately $215,000 in the 1997 Quarter. The majority of this increase resulted from increased outside legal and accounting services, investor relation expenses, and other expenses related to being a public company, most of which were not applicable in the 1997 Quarter. The Company anticipates a charge of approximately $1.1 million in the Third Quarter of 1998 due to the issuance of stock and options to its financial public relations advisor. (See Note 8 to the Financial Statements)

     Other Income (Expense). Other (Expense) decreased to approximately $(6,000) in the 1998 Quarter from approximately $(163,000) in the 1997 Quarter. This decrease is primarily due to the reduction in interest expense, resulting from the repayment of the Bridge Financing from proceeds of the Company's initial public offering (the "IPO") in May 1997. See Note 4 to the Company's audited financial statements contained in its Annual Report on Form 10-KSB.

     Extraordinary Item - Loss on Extinquishment of Debt. This loss was realized in the 1997 Quarter as a result of the repayment of the Bridge Financing from proceeds of the Company's IPO.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(510,408), or $(.13) per share, in the 1998 Quarter compared to a net loss of $(883,925) or $(.33) per share, in the 1997 Quarter. Weighted Average Shares Outstanding were 3,899,212 in the 1998 Quarter compared to 2,709,212 in the 1997 Quarter. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net Sales. Net Sales increased 75% to approximately $877,000 for the six months ended June 30, 1998 (the "1998 First Half") from approximately $500,000 for the six months ended June 30, 1997 (the "1997 First Half"). This increase in net sales was due primarily to unit sales growth from approximately 69,000 cases in the 1997 First Half to approximately 133,000 cases in the 1998 First Half. The average sales price per case decreased approximately 9% in the 1998 First Half compared to the 1997 First Half due to discounts and promotional allowances granted to promote sales. Sales in the Hawaiian market accounted for approximately 66% of sales in the 1998 First Half compared to 69% in the 1997 First Half. Sales to the US Mainland and International markets accounted for approximately 15% and 19% of sales, respectively, in the 1998 First Half compared to 18% and 13% of sales, respectively, in the 1997 First Half.

     Cost of Sales. The Company's cost of sales increased 47% to approximately $800,000 in the 1998 First Half from approximately $543,000 in the 1997 First Half, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 23% in the 1998 First Half.

     Gross Margin. Gross margin increased to approximately $77,000 in the 1998 First Half from approximately ($43,000) in the 1997 First Half, primarily as a result of reductions in the Company's cost of bottles and improvements to its bottling line.

     Expenses. Selling and marketing expenses increased 86% to approximately $512,000 in the 1998 First Half from approximately $276,000 in the 1997 First Half. The majority of this increase is attributable to an expanded sales staff and promotional expenses. General and Administrative expenses increased 66% to approximately $616,000 in the 1998 First Half from approximately $370,000 in the 1997 First Half. The majority of this increase resulted from increased outside legal and accounting expenses, investor relation expenses, and other expenses related to being a public company, most of which were not applicable in the First Half of 1997.

     Other Income (Expense). Other (Expense) decreased to approximately $(3,000) in the 1998 First Half from approximately $(398,000) in the 1997 First Half. This decrease is primarily due to the reduction in interest expense, resulting from the repayment of the Bridge Financing in May 1997.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(1,054,467) or $(.27) per share, in the 1998 First Half compared to a net loss of $(1,355,873) or $(.63) per share, in the 1997 First Half. Weighted Average Shares Outstanding were 3,899,212 in the 1998 First Half compared to 2,154,212 in the 1997 First Half.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents declined from approximately $2,471,000 at December 31, 1997 to approximately $1,109,000 at June 30, 1998, primarily due to continuing losses from operations, capital expenditures and debt repayment.

     In connection with the purchase of its bottling equipment in September 1997, the Company issued to the seller a promissory note in the original principal amount of $825,000. This note is payable in monthly installments of $13,750 (including principal and interest) during the first two years following the issuance thereof, and thereafter in three annual installments of $165,000, plus interest at the annual rate of 5% on the unpaid principal and balance.

     The Company had capital expenditures of approximately $62,000 in the 1998 Quarter, compared to approximately $5,900 in the 1997 Quarter, primarily related to improvements to its bottling facility. Capital expenditures of approximately $90,000 previously expected during the second quarter of 1998, to complete the automation of the Company's bottling line and refurbish the pumping equipment at its water source, were deferred. The Company is currently considering extending its product line by entering the home/office market, either independently or through the acquisition of an existing bottler. Any such extension would require substantial additional capital.

     Based upon current expectations, the Company does not believe that cash on hand will be adequate to fund its operations until such time as the Company is able to generate positive cash flow from operations. Therefore, the Company will need to raise additional capital or improve its performance more rapidly than expected in order to sustain its operations. Additional capital would also be required in connection with the possible acquisition of other businesses or assets. The Company is currently negotiating with certain sources concerning the investment of additional capital. Additional capital may also become available through the exercise of options by the Company's financial public relations advisor. (See Note 8 to the Financial Statements) However, there can be no assurance that such capital will become available on acceptable terms or that any of such options will be exercised. The Company does not anticipate obtaining bank financing at this time.

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

CURRENCY FLUCTUATIONS

          The Company is not directly affected by currency fluctuations in overseas markets, since all of the Company's sales are quoted in U.S. dollars. However, currency fluctuations can adversely affect the demand for the Company's product in foreign markets by increasing the price of the product in local currency. To date, the Company has not been prevented from expanding distribution into target Asian markets as a result of the strength of the U.S. dollar relative to local currencies. However, futher strengthening of the U.S. dollar could negatively impact developments in these markets.

                         PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") on June 2, 1998.

(b)  The following three persons were re-elected as directors of the Company:

         Marcus Bender

         Brian Barbata

         Michael Chagami

         Subsequent to the mailing of the Company's Definitive Proxy Statement for the Annual Meeting, John Mayo, an incumbent director, resigned as a director for personal reasons and withdrew his nomination for re-election at the Annual Meeting. No other person was nominated for election in his stead. Accordingly, the Board seat previously occupied by Mr. Mayo remained vacant following the Annual Meeting.

(c) The following matters were voted upon at the Annual Meeting:

(1)  Election of Directors:

                                   FOR        AGAINST     ABSTAIN
     Marcus Bender              3,534,225     20,020         --

     Brian Barbata              3,533,275     20,970         --

     Michael Chagami            3,534,225     20,020         --

         (2) Approval of the 1998 Stock Option Plan providing for the grant of options covering up to 1,000,000 shares of Common Stock (including 502,034 shares covered by options then outstanding):

                                           BROKER
        FOR       AGAINST     ABSTAIN     NON-VOTE
     1,653,715    82,545      10,100      1,807,885

         (3) Ratification of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 1998:

        FOR       AGAINST     ABSTAIN
     3,536,195    14,975       3,075

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


          Exhibit
          Number    Description
          ------    -----------
          10.1      1998 Stock Option Plan (including exhibits thereto)

          27.1      Financial Data Schedule

          99.1      Letter agreement dated July 31, 1998 between the Registrant and 8607 Colonial Group, Inc.

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


                                           HAWAIIAN NATURAL WATER COMPANY, INC.
                                           (Registrant)



August 12, 1998                            By: /S/ MARCUS BENDER
                                           ----------------------
                                           Marcus Bender
                                           President & Chief Executive Officer


August 12, 1998                            By: /S/ DAVID K. LAEHA
                                           -----------------------
                                           David K. Laeha
                                           Chief Financial Officer

                                EXHIBIT INDEX


          Exhibit
          Number    Description
          ------    -----------
          10.1      1998 Stock Option Plan (including exhibits thereto)

          27.1      Financial Data Schedule

          99.1      Letter agreement dated July 31, 1998 between the Registrant and 8607 Colonial Group, Inc.