Form 10QSB
period 1998-09-30
HAWAIIAN NATURAL WATER CO INC
filed 1998-11-16
CIK 1025787

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                 FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     The issuer had issued and outstanding 4,023,563 shares of Common Stock on November 11, 1998.

     Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---

                      Hawaiian Natural Water Company, Inc.

                                  Balance Sheet
                               September 30, 1998
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $   721,893
     Inventories                                                           329,686
     Trade accounts receivable, net of allowance for doubtful
          accounts of $5,076                                               382,555
     Other current assets                                                  117,329
                                                                       -----------
          Total Current Assets                                           1,551,463

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $356,318                                   1,950,923
                                                                       -----------
               Total Assets                                            $ 3,502,386
                                                                       -----------
                                                                       -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $   309,522
     Accrued professional fees                                              67,566
     Accrued vacation                                                       43,525
     Accrued payroll and related taxes                                      52,308
     Accrued commissions and billbacks                                     119,831
     Accrued other                                                          71,740
     Note payable - Current portion                                         99,771
     Capital lease obligation - Current portion                             45,778
                                                                       -----------
          Total Current Liabilities                                        810,041

NON-CURRENT LIABILITIES
     Capital lease obligation - net of current portion                      13,798
     Note payable - net of current portion                                 442,520
                                                                       -----------
          Total Non-Current Liabilities                                    456,318

               Total Liabilities                                         1,266,359

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; none issued and outstanding                             -
     Common stock, no par value; 20,000,000 shares authorized;
          4,023,563 shares issued and outstanding                        6,688,750
     Common stock warrants and options; 3,753,959 issued
          and outstanding                                                2,826,829

     Accumulated Deficit                                                (7,279,552)
                                                                       -----------
          Total Stockholders' Equity                                     2,236,027

               Total Liabilities and Stockholders' Equity              $ 3,502,386
                                                                       -----------
                                                                       -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Operations
         For the Three and Nine Months Ended September 30, 1997 and 1998
                                   (Unaudited)

                                                     Three Months                                      Nine Months
                                                  Ended September 30,                              Ended September 30,
                                           -----------------------------------           ---------------------------------------
                                             1997                     1998                  1997                        1998
                                          ----------               -----------           -----------                 -----------
NET SALES                                 $  339,456               $   515,465           $   839,449                 $ 1,392,073
COST OF SALES                                387,329                   473,579               930,045                   1,273,652
                                          ----------               -----------           -----------                 -----------
     Gross Margin (Loss)                     (47,873)                   41,886               (90,596)                    118,421

EXPENSES:
     Selling and Marketing                   250,230                   234,948               526,201                     746,914
     General and Administrative              282,516                   272,910               652,689                     888,783
                                          ----------               -----------           -----------                 -----------
                                             532,746                   507,858             1,178,890                   1,635,697

OPERATING LOSS                              (580,619)                 (465,972)           (1,269,486)                 (1,517,276)

OTHER INCOME (EXPENSE)
     Investor Relations expense                    -                (1,122,913)                    -                  (1,122,913)
     Interest and other income                15,257                    17,873                31,535                      64,722
     Interest expense                         (3,166)                  (24,788)             (417,640)                    (74,800)
                                          ----------               -----------           -----------                 -----------
                                              12,091                (1,129,828)             (386,105)                 (1,132,991)

Net loss before extraordinary item          (568,528)               (1,595,800)           (1,655,591)                 (2,650,267)

Extraordinary item-
     Loss on extinquishment of debt             -                         -                 (268,810)                       -
                                          ----------               -----------           -----------                 -----------
Net Loss                                  $ (568,528)              $(1,595,800)          $(1,924,401)                $(2,650,267)
                                          ----------               -----------           -----------                 -----------
                                          ----------               -----------           -----------                 -----------
Basic and Diluted
Net Loss Per Share:
     Before Extraordinary Item                 (0.15)                    (0.40)                (0.60)                      (0.68)

     Extraordinary Item                         -                         -                    (0.10)                       -

Net Loss Per Share:                          $ (0.15)                  $ (0.40)              $ (0.70)                    $ (0.68)
                                          ----------               -----------           -----------                 -----------
                                          ----------               -----------           -----------                 -----------

Weighted Average Common and
Common Equivalent Shares Outstanding       3,899,212                 3,973,192             2,748,663                   3,924,143
                                          ----------               -----------           -----------                 -----------
                                          ----------               -----------           -----------                 -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.

                        Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)

                                                                        Common Stock Warrants
                                                                                  and
                                           Common Stock                         Options
                                     --------------------------      --------------------------                             Total
                                     Number of                        Number of                       Accumulated       Stockholders
                                       Shares          Amount           Shares          Amount          Deficit            Equity
                                     ---------       ----------       ---------       ----------     ------------       ------------
BALANCE AT
  DECEMBER 31, 1997                  3,899,212       $6,338,728       3,170,310       $2,000,546     $ (4,629,285)      $ 3,709,989

Issuance of common stock
 July 31, 1998                         100,000          350,000            -                -                -              350,000

Exercise of warrants
 September 2, 1998                      24,351               22         (24,351)            -                -                   22

Issuance of stock options
  to consultants and distributors         -                -            608,000          826,283             -              826,283

Net Loss                                  -                -               -                -          (2,650,267)       (2,650,267)
                                     ---------       ----------       ---------       ----------     ------------       -----------
BALANCE AT
  SEPTEMBER 30, 1998                 4,023,563       $6,688,750       3,753,959       $2,826,829     $ (7,279,552)      $ 2,236,027
                                     ---------       ----------       ---------       ----------     ------------       -----------
                                     ---------       ----------       ---------       ----------     ------------       -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.

                             Statements of Cash Flow
              For the Nine Months Ended September 30, 1997 and 1998
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     1997                          1998
                                                                                 ------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (1,924,401)                $ (2,650,267)

     Adjustments to reconcile net loss to net cash used
         in operating activities:
             Depreciation and amortization                                             51,879                      145,112
             Issuance of stock and options to consultants and distributors             35,441                    1,176,282
             Amortization of loan discount and deferred costs                         235,000                       65,452
             Extraordinary loss on extinquishment of debt                             268,810                         -
             Net (decrease) in current assets                                        (244,101)                    (259,689)
             Net (decrease) increase in current liabilities                          (129,705)                     244,031
                                                                                 ------------                 ------------
                            Net cash used in operating activities                  (1,707,077)                  (1,279,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
                            Purchase of property and equipment                       (529,278)                    (308,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from initial public offering of common stock                  7,942,312                         -
             Payments for services related to the initial public offering            (168,364)                        -
             Proceeds from notes payable                                              189,242                         -
             Repayments of notes payable                                           (2,291,265)                    (126,994)
             Repayment of principal on capital leases                                 (28,116)                     (34,790)
                                                                                 ------------                 ------------
                            Net cash provided by (used in) financing activities     5,643,809                     (161,784)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $  3,407,454                 $ (1,749,470)

CASH AND CASH EQUIVALENTS, beginning of period                                         89,335                    2,471,363
                                                                                 ------------                 ------------
CASH AND CASH EQUIVALENTS, end of period                                         $  3,496,789                 $    721,893
                                                                                 ------------                 ------------
                                                                                 ------------                 ------------

   The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30,1998
                                   (UNAUDITED)

1.    GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1997 and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at September 30, 1998, the results of its operations for each of the three and nine month periods ended September 30, 1997 and 1998, and the cash flows for the nine month periods ended September 30, 1997 and 1998, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. The Company is continuing to enhance and implement its strategic plan and related marketing strategies, which would allow for the improvement of sales and cash flow. However, in order for the Company to achieve profitability, it will need to improve revenues. In order to sustain operations, the Company must obtain additional financing. The ability of the Company to achieve profitability or obtain additional financing is uncertain. Although the accompanying unaudited financial statements for the nine months ended September 30, 1998 have not been audited by Arthur Andersen LLP, they have informed the Company that, if the uncertainty described above continues to exist at the time of their audit of the financial statements for the year ended December 31, 1998, their report on these statements will include an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

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

GROSS MARGIN. The Company's plant currently has a normal maximum production capacity of approximately 800,000 cases per year. The Company is currently operating its plant at approximately 46 percent of this capacity.

2.  LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common and Common Equivalent Shares Outstanding during the period. The Weighted Average Common and Common Equivalent Shares Outstanding during the three and nine month periods ended September 30, 1998 were 3,973,192 and 3,924,143, respectively, compared to 3,899,212 and 2,748,663 during the three and nine month periods ended September 30, 1997, respectively.

The Company's Basic and Diluted Loss Per Share is the same for each of the third quarter and first nine months of both 1997 and 1998 in that any exercise of stock options or warrants would have been anti-dilutive.

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 30, 1998, inventories were comprised of the following:

            Raw materials                                  $213,185
            Finished goods                                  116,501
                                                           --------
                                                           $329,686
                                                           --------

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

Additionally, the Company has a $15,897 installment note payable for the purchase of a vehicle.

The following summarizes the Company's notes payable as of September 30, 1998:

            Equipment note payable                           $ 660,000
               Less:  Unamortized discount                    (133,606)
                                                             ---------
            Net equipment note payable                         526,394
            Vehicle installment note payable                    15,897
                                                             ---------
               Subtotal - notes payable                        542,291
               Less:  Current portion                          (99,771)
                                                             ---------
               Non-current portion                           $ 442,520
                                                             ---------
                                                             ---------

At December 31, 1997 the equipment note payable was reported as a note payable to a related party, because at that time an executive officer of the equipment note lender was a director of the Company. On March 31, 1998, this officer resigned as a director of the Company.

6.  STOCK OPTIONS

The total number of Common Stock warrants and options shown at September 30, 1998 excludes an aggregate of 422,975 options outstanding at such date held by officers and employees of the Company. No options were issued to officers or employees of the Company in the third quarter of 1998, but 3,600 of these options were forfeited during the period upon resignation of an employee. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Stardards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the first quarter of 1998, the Company recorded $53,370 for options granted to certain consultants and distributors.

In the third quarter of 1998, an additional 565,000 options were granted to the Company's financial public relations advisor. The Company believes that the fair value of such options was approximately $773,000 (see Note 9).

7.  SETTLEMENT OF TERMINATED DISTRIBUTION AGREEMENT

    In May 1998 the Company terminated its exclusive distribution agreement with William Wright covering most of the Western U.S. due to his failure to meet certain minimum purchase requirements. In connection with this termination, Mr. Wright made a $100,000 lump-sum payment to the Company in August 1998. That payment was recorded in the financial statements as a reduction in certain selling, general and administrative expenses which primarily had been incurred in connection with the agreement and its termination.

8.  SALES BY GEOGRAPHIC REGION

The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the three month periods ended September 30, 1997 and 1998, the Company had the following sales by geographic region:

                                         1997           %            1998        %
                                       --------        ---         --------     ---
             Hawaii                    $266,161         78         $491,659      95
             U. S. Mainland              29,116          9           (8,142)     (1)
             International               44,179         13           31,948       6
                                       --------        ---         --------     ---
                                       $339,456        100         $515,465     100
                                       --------        ---         --------     ---

For the nine month periods ended September 30, 1997 and 1998, the Company had the following sales by geographic region:

                                         1997           %            1998        %
                                       --------        ---       ----------     ---
             Hawaii                    $608,808         73       $1,072,847      77
             U. S. Mainland             123,006         15          121,671       9
             International              107,635         12          197,555      14
                                       --------        ---       ----------     ---
                                       $839,449        100       $1,392,073     100
                                       --------        ---       ----------     ---

9.  INVESTOR RELATIONS

On July 31, 1998, the Company engaged 8607 Colonial Group, Inc. ("Colonial") as its financial public relations advisor for a two-year term. As compensation for its services, the Company issued to Colonial 100,000 shares of Common Stock (the "Initial Shares"), plus options (the "Options") to purchase an aggregate of 565,000 additional shares (the "Option Shares") at exercise prices ranging from $2.50 to $6.00 per share. The Options are exercisable over staggered terms commencing September 1, 1998, and ending July 15, 2000. If Colonial exercises all of the first 300,000 Options, the Company will issue to Colonial an additional 50,000 shares of Common Stock (the "Contingent Shares") for no additional consideration. The Options are redeemable by the Company at $.05 per Option if the trading price (as defined) of the Common Stock exceeds 150% of the exercise price of the Options to be redeemed for a period of 10 consecutive trading days. The Company believes that the fair value of the Initial Shares was approximately $350,000 and the Options $772,913 based upon the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.42%; expected dividend yield of zero; expected life of nine months; and expected volatility of 126%. This entire amount was recorded as a charge to income in the third quarter of 1998. The Contingent Shares will be recorded as a charge to income at their fair value upon issuance. The Company has registered the Initial Shares, the Option Shares and the Contingent Shares under the Securities Act of 1933, as amended.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net Sales increased 52% to approximately $515,000 for the three months ended September 30, 1998 (the "1998 Quarter") from approximately $339,000 for the three months ended September 30, 1997 (the "1997 Quarter"). The increase in net revenues in the 1998 Quarter was due primarily to unit sales growth from approximately 51,000 cases in the 1997 Quarter to approximately 93,000 cases in the 1998 Quarter. The average sales price per case decreased approximately 17% in the 1998 Quarter compared to the 1997 Quarter due to discounts and promotional allowances granted to promote sales. Sales in the Hawaiian market accounted for approximately 95% of sales in the

1998 Quarter compared to 78% in the 1997 Quarter. International sales accounted for approximately 6% of sales in the 1998 Quarter compared to approximately 13% in the 1997 Quarter. International sales for the 1998 Quarter were lower than in the preceding quarter due to advance sales recorded in the second quarter. The Company expects growth in International sales, especially in the Pacific Rim, through increased penetration of existing markets and entrance into new markets. In September 1998, the Company entered into a distributorship agreement with the largest beverage distributor in Thailand. Shipments pursuant to this agreement are expected to commence in the Fourth Quarter of 1998. Net sales to the U.S. Mainland were negative $(8,000) in the 1998 Quarter compared to approximately $29,000 in the 1997 Quarter. This negative sales amount in the 1998 Quarter reflects the costs of shipping finished goods in connection with establishing warehouses on the U.S. Mainland, in excess of sales.

     Cost of Sales. The Company's cost of sales increased 22% to approximately $474,000 in the 1998 Quarter from approximately $387,000 in the 1997 Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 32% in the 1998 Quarter. The primary raw material cost component in Cost of Sales is the cost of the bottle. That cost was substantially reduced in the 1998 Quarter compared to the 1997 Quarter as a result of the Company's purchase of the blow molding equipment (see Note 5 to the Financial Statements). Bottling costs were also reduced through the installation of new equipment used to further automate the Company's bottling line. The Company continues to implement improvements to its bottling line, which the Company believes will further reduce its bottling costs in the Fourth Quarter of 1998.

     Gross Margin. Gross margin increased to approximately $42,000 in the 1998 Quarter from approximately ($48,000) in the 1997 Quarter, primarily as a result of the decrease in the Company's bottling costs, offset partially by decreases in unit sales prices described above under "Net Sales."

     Expenses. Selling and marketing expenses decreased 6% to approximately $235,000 in the 1998 Quarter from approximately $250,000 in the 1997 Quarter. General and administrative expenses decreased 3% to approximately $273,000 in the 1998 Quarter from approximately $283,000 in the 1997 Quarter. These expense decreases, are primarily attributable to the receipt of $100,000 from William Wright (see Note 7 to the Financial Statements), of which approximately $27,000 and $73,000 were applied to reduce selling and marketing and general and administrative expenses, respectively, in the 1998 Quarter.

     Other Income (Expense). Other (Expense) increased to approximately $(7,000) in the 1998 Quarter from approximately $12,000 of Other Income in the 1997 Quarter. This increase is primarily due to interest expense incurred in the 1998 Quarter associated with the equipment note payable issued to the vendor of the Company's blow molding equipment (see Note 5 to the Financial Statements).

     Investor Relations. In the 1998 Quarter, the Company engaged the services of 8607 Colonial Group, Inc. ("Colonial") as its financial public relations advisor for a two-year term. As compensation for such services, the Company issued to Colonial 100,000 shares of Common Stock, plus options to purchase an aggregate of 565,000 additional shares, exercisable over staggered terms commencing September 1, 1998 and ending July 15, 2000. The Company believes that the fair market value of these securities is $1,122,913, all of which was charged as an expense in the 1998 Quarter. (see Note 9 to the Financial Statements)

     Extraordinary Item - Loss on Extinquishment of Debt. This loss was realized in the 1997 Quarter as a result of the repayment of the Bridge Financing from proceeds of the Company's initial public offering ("IPO").

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(1,595,800), or $(.40) per share, in the 1998 Quarter compared to a net loss of $(568,528) or $(.15) per share, in the 1997 Quarter. Weighted Average Shares Outstanding were 3,973,192 in the 1998 Quarter compared to 3,899,212 in the 1997 Quarter. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net Sales increased 66% to approximately $1,392,000 for the nine months ended September 30, 1998 ("1998 YTD") from approximately $839,000 for the nine months ended September 30, 1997 ("1997 YTD"). The increase in net revenues in the 1998 YTD was due primarily to unit sales growth from approximately 119,000 cases in 1997 YTD to approximately 225,000 cases in 1998 YTD. Sales in the Hawaiian market accounted for approximately 77% of sales in 1998 YTD compared to 73% in 1997 YTD. Sales in the USA Mainland and International markets accounted for approximately 9% and 14% of sales, respectively, in 1998 YTD compared to 15% and 12% of sales, respectively, in 1997 YTD.

     Cost of Sales. The Company's cost of sales increased 37% to approximately $1,274,000 in 1998 YTD from approximately $930,000 in 1997 YTD, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 28% in 1998 YTD.

     Gross Margin. Gross margin increased to approximately $118,000 in the 1998 YTD from approximately ($91,000) in the 1997 YTD, primarily as a result of reductions in the Company's cost of bottles and improvements to its bottling line, offset partially by unit sales price decreases.

     Expenses. Selling and marketing expenses increased 42% to approximately $747,000 in 1998 YTD from approximately $526,000 in 1997 YTD. The majority of this increase is attributable to an expanded sales staff, and promotional events. General and administrative expenses increased 36% to approximately $889,000 in 1998 YTD from approximately $653,000 in 1997 YTD. The majority of this increase resulted from increased outside legal and accounting expenses, investor relation expenses, and other expenses related to being a public company, most of which were not applicable until May 1997.

Other Income (Expense). Other (Expense) decreased to approximately $(10,000) in 1998 YTD from approximately $(386,000) in 1997 YTD. This decrease is primarily due to the reduction in interest expense, resulting from the repayment of the Bridge Financing in May 1997.

     Extraordinary Item - Loss on Extinquishment of Debt. This loss was realized in 1997 YTD as a result of the repayment of the Bridge Financing from proceeds of the Company's IPO.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(2,650,267), or $(.68) per share in 1998 YTD compared to a net loss of $(1,924,401) or $(.70)) per share, in 1997 YTD. Weighted average shares outstanding were 3,924,143 in the 1998 YTD compared to 2,748,663 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents declined from approximately $2,471,000 at December 31, 1997 to approximately $722,000 at September 30, 1998, primarily due to continuing losses from operations, capital expenditures and debt repayment.

     In connection with the purchase of its bottling equipment in September 1997, the Company issued to the seller a promissory note in the original principal amount of $825,000. This note is payable in monthly principal installments of $13,750 during the first two years following the issuance thereof, and thereafter in three annual installments of $165,000, plus interest at the annual rate of 5% on the unpaid principal and balance.

     The Company had capital expenditures of approximately $309,000 in the 1998 YTD period, compared to approximately $529,000 in the 1997 YTD period. Most of these capital expenditures involved improvement to the Company's bottling facility and bottling line. The Company anticipates additional improvements to its bottling line in the Fourth Quarter of 1998. The Company is also considering extending its product line by entering the home/office market, either independently or through the acquisition of an existing bottler. Any such extension would require substantial additional capital.

     The Company does not believe that cash on hand will be adequate to fund its operations until such time as the Company is able to generate positive cash flow from operations. Therefore, the Company will need to raise additional capital in order to sustain its operations and to meet continued listing standards on NASDAQ. Additional capital would also be required in connection with the possible acquisition of other businesses or assets. The Company is currently negotiating with certain sources concerning the investment of additional capital. Additional capital may also become available through the exercise of options by the Company's financial public relations advisor. (See Note 9 to Financial Statements). However, there can be no assurance that such capital will become available on acceptable terms or that any of such options will be exercised. The Company does not anticipate obtaining bank financing at this time.

YEAR 2000 ISSUE

     Management has assessed the consequences, if any, of Year 2000 issues and has determined that there would be no material effect on the Company's business, results of operations, or financial condition. The Company expects to upgrade its accounting software, at a cost which is not deemed material.

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

CURRENCY FLUCTUATIONS

     The Company is not directly affected by currency fluctuations in overseas markets, since all of the Company's sales are quoted in U.S. dollars. However, currency fluctuations can adversely affect the demand for the Company's product in foreign markets by increasing the price of the product in local currency. To date, the Company has not been prevented from expanding distribution into Asian markets as a result of the strength of the U.S. dollar relative to local currencies. However, further strengthening of the U.S. dollar could negatively impact developments in these markets.


                           PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the three months ended September 30, 1998, the Company issued to its financial public relations advisor 100,000 shares of Common Stock (the "Initial Shares") and options (the "Options") to purchase an additional 565,000 shares of Common Stock (the "Option Shares") in consideration for financial public relations advisory services. The Company will also be obligated to issue to the advisor an additional 50,000 shares of Common Stock (the "Contingent Shares") for no additional consideration, if the first 300,000 Options are exercised. (See Note 9 to the Financial Statements) This issuance was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder. The Company has registered the Initial Shares, the Option Shares and the Contingent Shares (upon issuance) for resale under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number        Description
          -------       -----------
          10.1          Option Agreement between the Registrant and 8607
                        Colonial Group, Inc. (Incorporated by reference to
                        Exhibit 4.2 to the Registrant's registration statement
                        on Form S-3 (File No. 333-63827))

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


                                           HAWAIIAN NATURAL WATER COMPANY, INC.
                                           (Registrant)



November 12, 1998                          By: /s/ MARCUS BENDER
                                           ----------------------
                                           Marcus Bender
                                           President & Chief Executive Officer


November 12, 1998                          By: /s/ DAVID K. LAEHA
                                           -----------------------
                                           David K. Laeha
                                           Chief Financial Officer

                                EXHIBIT INDEX


          Exhibit
          Number        Description
          -------       -----------
          10.1          Option Agreement between the Registrant and 8607
                        Colonial Group, Inc. (Incorporated by reference to
                        Exhibit 4.2 to the Registrant's registration statement
                        on Form S-3 (File No. 333-63827))

          27.1          Financial Data Schedule