Form 10KSB
period 1998-12-31
HAWAIIAN NATURAL WATER CO INC
filed 1999-03-31
CIK 1025787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-29280
                             ---------------------

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                 (Name of small business issuer in its charter)

              HAWAII                     99-0314848
    (State or jurisdiction of         (I.R.S. Employer
          incorporation              Identification No.)
         or organization)

                               248 MOKAUEA STREET
                             HONOLULU, HAWAII 96819
                    (Address of principal executive offices)

                                 (808) 832-4550
                           Issuer's telephone number
                            ------------------------

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of Exchange the Act:

               Common Stock, no par value
               Redeemable Common Stock Purchase Warrants ("Warrants")
               Units, consisting of one share of Common Stock and one Warrant

                                (Title of Class)
                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: /X/ NO / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $1,809,730

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,705,921 as of March 22, 1999.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,079,563 shares of Common Stock and 750 shares of Series A Convertible Preferred Stock as of March 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's definitive proxy statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders and Registrant's Registration Statement on Form SB-2 (File No. 333-18289) are incorporated by reference into Part III of this Report.

    Transitional Small Business Disclosure Format (check one): YES / / NO: /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    The Company currently offers its product only in PET plastic bottles of 1.5 liters or less; however, the Company has recently installed a new five liter bottling line and expects to begin shipping product in this package by the second quarter of 1999. In addition, the Company is currently in discussions with various parties concerning the possible acquisition of a five gallon home and office delivery business and expects to enter this market by the end of 1999, subject to receipt of additional financing.

    The Company was incorporated in Hawaii in September 1994, and began commercial operations in February 1995, selling initially in the Hawaiian market exclusively. The Company continues to market its product primarily in Hawaii but has since developed a limited presence on the U.S. Mainland and in certain international markets (currently Japan, Thailand, Guam, Taiwan and the Middle
East). The Company's objective is to become a leading provider of premium quality bottled water on a national and international basis. Accordingly, the Company is seeking to expand its presence on the U.S. Mainland and in developed Asian markets. In 1998, the Company entered into new distribution arrangements in Thailand and Japan, which are expected to generate significant sales growth in these major foreign markets. See "Distribution."

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

        HAWAII. Based upon internal marketing data provided by the Company's local distributor, the Company estimates the total bottled water market in Hawaii at approximately 5.8 million gallons (1,600,000 cases) per year. The Company believes that, as with the rest of the United States, bottled water sales in Hawaii are growing at a faster rate than the beverage market generally as bottled water gains in popularity relative to other beverages.

        U.S. MAINLAND. The primary markets for bottled water on the U.S. Mainland are the Pacific and Northeast Regions, accounting for 31% and 26%, respectively, of total domestic bottled water consumption in 1998. The bottled water market in the United States as a whole has grown from approximately 317 million gallons in 1976 to approximately 3.77 billion gallons in 1998. From 1997 to 1998, per capita consumption increased by 10.1% to 14 gallons. The largest segment of the U.S.

    bottled water market is the non-sparkling water segment, which accounted for approximately 3.3 billion gallons or 87.4% of the total gallons sold in 1998. The fastest growing category within this segment is the retail, premium PET market (bottles of two liters or less are considered premium). This is the only category within which the Company currently competes. This category has grown from approximately 230 million gallons in 1992 to 983 million gallons in 1998, up 25% in 1996, 29% in 1997 and 31% in 1998. Per capita consumption in the retail premium PET market is highest in the Pacific Region. However, all other regions of the U.S. Mainland registered gallonage increases of 40% or more in 1998.

        ASIA. The Asian market consists primarily of Japan, Thailand, Taiwan, Guam, Korea, Indonesia, the Philippines, Singapore, Malaysia, and The Peoples Republic of China. Of these, Japan is currently the Company's most significant target market, with total 1996 consumption of approximately 172 million gallons, approximately 23% of which was imported. Bottled water is now commonly stocked in convenience stores, mass merchandise outlets, kiosks and vending machines in Japan, and is used in cooking, in addition to being drunk out of the bottle. Most natural water in Japan is soft; i.e., with a relatively low mineral content. The Company believes that the low mineral content of its water will enhance its ability to penetrate the Japanese market. Although the total bottled water market and per capita consumption are higher in Thailand than in Japan, the import market is substantially smaller. The Company estimates the total PET premium market in Thailand at approximately 2.2 million gallons, approximately 23% of which is imported. In Taiwan, imported waters account for approximately 15% of total bottled water sales. Primarily as a result of recent economic weakness, the Company believes that certain Asian markets, especially Korea, are currently resistant to the import of premium foreign waters. However, the Company believes that the long term outlook for its product in these markets is attractive and continues to seek opportunities there. The Company also has long-term objectives to enter other major Asian territories, such as The Peoples Republic of China and Indonesia, both of which are among the ten largest bottled water markets in the world, but has had no sales in these territories to date. Guam represents a small but stable market for the Company's product.

    THE COMPANY'S WATER SOURCE. The Company draws its water from a well at the base of the Mauna Loa mountain range in Kea'au on the Big Island of Hawaii. The southeastern slopes of Mauna Loa, above Kea'au, are among the wettest places on earth, experiencing up to 225 inches of rainfall annually. Rainfall filters through the porous lava rock of the mountainside forming large underground reservoirs and aquifers that flow back into the ocean. This constant movement maintains the purity of the source and also accounts for the low mineral content of the water, which gives it its distinctively light or "young" taste.

    The Company's water source is drilled to a depth of approximately 250 feet. The source is continuously recharged from rainwater at this level. Water is pumped from the well at the rate of approximately 250 gallons per minute. This water flow is more than adequate to satisfy the maximum projected demand for the Company's product. The flow rate could be expanded, if desired, through the use of stronger pumping equipment. In 1998, the Company replaced its existing pumping equipment and refurbished its well shaft through the installation of new stainless steel casing.

    The Company believes that its water is among the purest natural waters available, because of the pristine environment at its source. The entire Big Island of Hawaii is virtually free of major industrial activity. The air above the source is so clear that the summit of nearby Mauna Kea Mountain is generally regarded as among the best locations on earth for space observation. Thirteen observatories, including the Keck Observatory, the world's largest, are stationed there.

    BOTTLING OPERATIONS. The Company operates its own bottling and packaging facility in an 8,000 square foot renovated concrete building located adjacent to the Company's well at Kea'au. This facility is leased from an affiliate pursuant to a long-term lease agreement. See "Item 2. Description of Property." The bottling facility is located within a 14.5 acre tract which is zoned for agricultural use, but has been approved for various beverage and bottling operations pursuant to a Special Use Permit granted by the County of Hawaii. The Special Use Permit is of perpetual duration, so long as the conditions to its effectiveness have been met. The Company is currently in compliance with all of the conditions of the Special Use Permit and expects that it will remain in compliance in the indefinite future as long as the Company conducts its operations in the manner described herein.

    Source water is pumped directly into the Company's bottling facility where it is passed through a series of particulate filters and ultraviolet light, elevated through an ozone tower for sterilization and then released into the rinsing and filling lines. Bottles are fed onto an automated conveyor system, labeled and then passed into the first stage of a two-stage "clean" room, which is separately enclosed and pressurized to minimize contamination during the filling process. In the first stage, the bottles are vacuumed with an ionized air system and then rinsed with ozonated water before entering the filling stage. Inside the filling room, a high-speed rotary filler dispenses water into the bottles, caps them and passes them onto an automated conveyor outside the room. An ink-jet dating code is applied to the bottles as they pass to the pack-off table. Bottles are packed by machine into cardboard cases, which are then placed onto pallets for shipment. One and 1.5 liter bottles are packed 12 to a case, while 0.33 and 0.5 liter bottles are packed in cases of 24. Current space constraints limit the Company's ability to store finished goods inventory on site. Finished goods not destined for immediate shipment are transported by truck to a leased warehouse facility in Kea'au. The Company currently maintains approximately one month's supply of finished goods in inventory at this warehouse and small amounts at its executive offices/warehouse in Honolulu. The Company is contemplating construction of a new warehouse facility at Kea'au should circumstances warrant, in light of then existing production levels and available funding. See "Item 2. Description of Property."

    The Company currently bottles its water in 0.33, 0.5, 1.0 and 1.5 liter PET plastic bottles. All sizes come with standard tamper-proof caps. Sports caps are also available on 1.0 liter bottles. The Company has recently installed a new five liter bottling line and expects to begin shipping product in this package by the second quarter of 1999. The Company may further extend its product line to include other sizes, including five gallon bottles for the home and office delivery market. Any such extension would require a significant investment in additional plant and equipment.

    The Company currently manufactures all of its own bottles on-site, utilizing blow molding equipment installed at its bottling facility. The equipment has a normal annual capacity of approximately 18 million bottles. Bottles can be fed directly onto the bottling line and filled immediately or can be stored for later use. The Company purchased the blow molding equipment in September 1997, for an aggregate of $1.2 million, payable in installments over five years as follows:

    (i) $375,000 paid on or prior to September 30, 1997;

    (ii) $330,000, payable in monthly installments of $13,750 during the first two years thereafter; and

   (iii) the balance of $495,000, payable in three annual installments of $165,000 thereafter, plus interest on the outstanding balance at the annual rate of 5%.

    DISTRIBUTION. The Company distributes its product primarily in Hawaii and to a limited extent on the U.S. Mainland and in certain international markets (currently Japan, Thailand, Guam, Taiwan and the Middle East). A majority of the Company's product is sold through retail channels such as convenience stores and supermarkets, although the Company also sells through food service outlets such as restaurants, bars, airlines, hotels and country clubs. Food service distribution was the fastest growing segment of the Company's business in 1998. The Company's product is currently distributed on Japan Airlines (flights departing Hawaii), Aloha Island Air (inter-island flights) and Continental Airlines/Air Micronesia (flights departing Hawaii and flights departing New York, Houston and Los Angeles for Hawaii). The product is also sold at the Mauna Lani Golf Course and other prestigious golf courses on the Big Island of Hawaii, as well as military exchanges in Hawaii.

    In Hawaii, the Company has appointed Paradise Beverages ("Paradise"), one of Hawaii's largest beverage wholesalers, as its retail distributor throughout the State. The Company has also appointed several other distributors to cover food service markets in Hawaii not normally covered by Paradise. In addition, the Company has entered into exclusive broker agreements in Hawaii to support the sales efforts of the Company's distributors. Sales in Hawaii accounted for approximately 76% of the Company's revenue during 1998.

    Sales to the U.S. Mainland accounted for approximately 7% of the Company's revenue during 1998. California, the largest U.S. market, accounted for approximately 4% of sales. The Company's primary marketing efforts on the U.S. Mainland are directed toward niche markets, with special emphasis on the specialty and natural food markets. The Company believes that demand for its product is enhanced in these markets due to consumer focus on quality and willingness to pay a premium for products perceived as superior. An additional niche market being cultivated by the Company is the health and fitness club market. The Company established a foothold in this market through a sponsorship arrangement as the "Official Bottled Water of SPINNING-TM-." SPINNING-TM- is an indoor cycling exercise program, currently being featured in approximately 3,200 health clubs in 60 countries. Subject to available financing, an initial marketing effort to penetrate SPINNING-TM--affiliated clubs in the Western United States is planned for 1999.

    Internationally, the Company is continuing to serve the Guam market and the Middle East through its existing distributors. In addition, in 1998, the Company established two new distribution alliances of significance: (1) in Thailand, the Company entered into an exclusive distribution agreement with Sahapathanapibul Public Co., Ltd. (SAHAPAT)--a major consumer products distributor; and (2) in Japan, the Company secured an importer relationship with Brother International, a well-known company with wide-ranging business interests in Japan. The Company expects to significantly expand its distribution base within both of these countries as a result of these alliances. Both SAHAPAT and Brother International have agreed to share a portion of the marketing expenses for the Company's product in their respective territories. In 1998, the Company also began shipping limited quantities of product to Taiwan.

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

    MARKETING. The Company's marketing program concentrates on selling efforts by its distributors and brokers as well as attendance at trade shows and outdoor events. Trade shows in Asia and the U.S. Mainland have been particularly successful in establishing contacts with distributors interested in carrying the Company's product. In Hawaii, the Company has promoted its product through sales to airlines, hotels, country clubs and other such customers which enhances the visibility of the product.

    On the U.S. Mainland, substantial marketing and promotional expenditures are typically required in order to obtain widespread distribution through the largest retail outlets, such as supermarkets. Supermarkets, especially in California, typically charge entry or "slotting fees" in exchange for introducing new and untested products. Even after a successful introduction, continuing expenditures for in-store promotions and coupon programs are generally required in order to maintain shelf space for these products. Such promotional programs often need to be supported by widespread marketing campaigns (e.g. television, radio or print advertising) which can be very costly. The Company has lacked the financial resources required to maintain such a mass marketing campaign. Accordingly, the Company's marketing strategy for the U.S Mainland has been directed toward niche markets, with special emphasis on the specialty and natural food markets. The Company has appointed three distributors specializing in these markets in California and Texas. The Company believes that its contacts in the specialty food arena will ultimately enable it to secure supermarket distribution at a lower entry cost than would otherwise be possible. A related niche market receiving attention is the health and fitness club market. In December 1997, the Company entered into a Sponsorship Agreement with Mad Dogg Athletics, Inc., the organizer of the aerobic bicycling movement known as SPINNING-TM-, pursuant to which the Company's product has been recognized as the "official water" of SPINNING-TM-. This arrangement enables the Company to advertise its product at SPINNING-TM- events held throughout the U.S. Mainland. The Company anticipates that it may also enable the Company to generate distribution and sales at exercise facilities at which SPINNING-TM- is practiced, thereby supporting the Company's entry into the health and fitness market. The exercise program is now being featured in 3,200 health clubs in 60 countries. Subject to available financing, an initial marketing effort to penetrate health clubs in the Western United States is planned for 1999. Similarly, in January 1998, the Company entered into a sponsorship agreement with Tanning Research Laboratories, Inc., organizer of the Hawaiian Tropic-TM-Pageant, pursuant to which the Company's product was recognized as the official bottled water of the Pageant. The Hawaiian Tropic-TM- Pageant is the second largest beauty pageant system in the world and gives the Company advertising exposure at over 1,700 pageant events each year as well as rights to promote its product in conjunction with Hawaiian Tropic-TM- suntan oil.

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

    A key component of the Company's international marketing strategy has been the development of a select number of high-impact licensing programs. The goal is to use licensed graphics on Hawaiian Springs-TM- package labels in order to broaden the brand's appeal. To date, the Company has secured the rights to use Sanrio's Hello Kitty-TM- character in selected territories and the artwork of Christian Riese Lassen on a worldwide basis. Hello Kitty-TM- is highly popular among both young children and teenagers in the United States and Asia. Mr. Lassen's artwork is widely known and sought after, especially in Japan. The Company expects both licensing agreements to enhance its ability to build both distribution and sales, especially in Asia. Both agreements have already produced incremental sales for the Company. The Company is required to pay royalties based upon a specified percentage of sales under both agreements.

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

    The Company seeks to distribute its product in national and international markets. In both arenas, the Company competes primarily with large, established foreign and domestic companies, all of which have significantly greater financial and other resources than the Company. The Company's principal foreign competitors include Great Brands of Europe, a French company which distributes under the "Evian," "Volvic" and "Dannon Natural Spring Water" names, and Perrier, S.A., a French company, which distributes through its U.S. subsidiary, The Perrier Group, under the "Arrowhead" and "Poland Spring" names, among others. The Company's principal domestic competitors include Crystal Geyser Water Co., a California company which distributes under the "Crystal Geyser" name, Nora Beverage Co., a Connecticut company which distributes Canadian sourced water under the "Naya" name, and Mountain Valley Water Co., an Arkansas company which distributes under the "Mountain Valley" name. Most of these national competitors seek to compete on a price basis.

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

    EMPLOYEES. The Company has 11 (including three part-time) employees at its executive offices in Honolulu and 15 employees at its bottling facility in Kea'au. The Company's employees are not unionized, and the Company has not experienced any work stoppages or strikes as a result of labor disputes. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company has a leased bottling facility in Kea'au on the Big Island of Hawaii, executive offices in Honolulu and a warehouse facility in Kea'au on the Big Island. The Company also stores limited amounts of finished goods inventory in temporary storage facilities located in Los Angeles, Houston and New Jersey. All premises are occupied pursuant to lease or warehousing arrangements.

    The Company's bottling facility is located on approximately 14.5 acres of land owned by Hawaii Brewery Development Co., Inc. ("HBDC"), a principal stockholder of the Company owned by two officers and directors of the Company. The property is located within an agricultural zone, but has been granted a Special Use Permit for water extraction and bottling operations. The facility itself consists of an 8,000 square foot concrete structure built in 1943. The building has been retrofitted by the Company for its current use, which includes the water bottling and packaging line, office and laboratory space and storage space for raw materials and supplies, as well as a limited amount of storage space for finished goods inventory. The facility also houses the Company's on-site bottle manufacturing equipment. See "Item 1. Description of Business--Bottling Operations."

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

    The Company's headquarters are currently located in approximately 5,500 square feet of office/ warehouse space in Honolulu. The Company leases this space pursuant to a lease agreement providing for an initial term expiring in September 1999, which may be extended, at the option of the Company, for an additional three years. The Company's rental payments under this lease agreement are approximately $4,000 per month. Effective February 1, 1999, the Company entered into a lease agreement with respect to approximately 4,000 square feet of warehouse space in Kea'au. This lease is for 24 months at $2,560 per month. The Company's temporary storage facilities in Los Angeles, Houston and New Jersey are leased on a month-to-month basis.

    In the opinion of management, the Company's facilities are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol HNWC since the Company's initial public offering in May 1997. The following table sets forth the high and low bid prices for the Company's Common Stock during the periods indicated as reported by Nasdaq. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions:

                                                                                    HIGH        LOW
                                                                                  --------    --------
1998:
First Quarter..................................................................    2 15/16     1 15/16
Second Quarter.................................................................    2 1/16      1 1/4
Third Quarter..................................................................    4 3/4       1 7/16
Fourth Quarter.................................................................    4 3/8       3


                                                                                    HIGH        LOW
                                                                                  --------    --------
1997:
Second Quarter (Commencing May 12, 1997).......................................    4 5/8       3 7/8
Third Quarter..................................................................    4 1/4       3 1/8
Fourth Quarter.................................................................    3 1/2       1 7/8

The last sales price for the Company's Common Stock, as reported by Nasdaq on March 22, 1999, was $2 3/4.

    The Company has approximately 22 stockholders of record as of March 18, 1999 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

    The Company has never paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings it may generate in the foreseeable future to finance the development and expansion of its business.

    During the year ended December 31, 1998, the Company granted to certain employees and consultants stock options to purchase an aggregate of 273,525 shares of Common Stock at an exercise price of $4.00 per share. Of these options, an aggregate of 30,000 (plus an additional 3,600 granted in 1997) were forfeited unexercised as of year end. The Company also granted options to purchase an aggregate of 40,000 shares of Common Stock in connection with the termination of certain distribution arrangements. In addition, in July 1998, the Company issued 100,000 shares of Common Stock to its financial public relations advisor and granted to such advisor options to purchase an aggregate of 565,000 shares of Common Stock at exercise prices ranging from $2.50 to $6.00 per share. See Note 8 to the Financial Statements. All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder.

    (b) The Company completed its initial public offering (the "IPO") in May 1997, raising approximately $7,600,000, net of underwriting discounts and expenses of the offering. Out of these net proceeds, as previously reported, the Company repaid indebtedness of approximately $628,000 (including accrued interest) to affiliates and an additional $1,804,000 (including accrued interest) to unaffiliated parties. An additional $115,000 was used to pay deferred compensation and consulting fees. The net cash proceeds of the IPO, after payment of the foregoing obligations was approximately $5.05 million.

    Subsequent to the completion of the IPO through December 31, 1998, the Company purchased approximately $960,000 in additional machinery and equipment, primarily for use at its bottling facility. All of these purchases, except $9,000, were made from unaffiliated parties. In addition, as previously reported, on September 30, 1997, the Company purchased the bottle making equipment installed at its bottling facility from Bottles Packaging, Inc. ("BPI") for an aggregate of $1,200,000, of which $375,000 was paid in cash on or before the closing and the balance ($825,000) was paid through the issuance of a promissory note, payable over five years. As of December 31, 1998, aggregate payments of $206,250 had been made pursuant to this note. Nathan Keller, a director of the Company at the time of this transaction, is the chief financial officer of BPI.

    The Company sustained significant losses subsequent to the IPO, which were funded by the proceeds of the IPO. As of December 31, 1998, the Company had approximately $320,000 in cash proceeds remaining from the IPO.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING: ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES AND THE COMPANY'S POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN BASED UPON ITS EXISTING CAPITAL RESOURCES; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS, INCLUDING VOLATILITY, IN THE MARKET FOR THE COMPANY'S SECURITIES AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS, INCLUDING AS A RESULT OF ADVERSE ECONOMIC CONDITIONS, SUCH AS THOSE CURRENTLY AFFECTING CERTAIN FOREIGN TARGET MARKETS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR NETWORK; POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL REGULATION IN THE U.S. OR ABROAD; AND POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCT. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES. Net Sales increased approximately 73% to approximately $1,810,000 for the fiscal year ended December 31, 1998 ("1998") from approximately $1,049,000 for the fiscal year ended December 31, 1997 ("1997"). The increase in net revenues in 1998 was due primarily to a 105% increase in unit sales to approximately 309,000 cases in 1998 from approximately 151,000 cases in 1997. The average net sales price per case decreased approximately 16% in 1998 compared to 1997, due to promotional allowances and discounts at ABC stores, a major convenience store chain on Waikiki, which accounted for a significant portion of the Company's sales increase in the Hawaiian market in the second half of 1998. Sales in the Hawaiian market accounted for approximately 76% of net sales in 1998, compared to approximately 78% in 1997. International sales accounted for approximately 17% of net sales in 1998, compared to approximately 14% in 1997. Sales to the U.S. Mainland accounted for approximately 7% of net sales in 1998, compared to approximately 8% in 1997. The Company's expansion strategy emphasizes growth in international sales as well as growth on the U.S. Mainland. Prospects in international markets were substantially enhanced in 1998 through the addition of distribution alliances with major companies in Thailand and Japan. The Company expects a significant increase in international sales in 1999 as a result of these relationships. The Company is also developing a marketing program for Taiwan in 1999. The Company believes that the long term outlook for its product in Asia is excellent and continues to seek opportunities in these markets. On the U.S. Mainland, the Company has planned a new initiative in the health and fitness market for 1999, subject to available financing. See "Item 1. Description of Business-- Distribution."

    COST OF SALES. The Company's aggregate cost of sales increased approximately 36% in 1998 compared to 1997, despite a 105% increase in unit sales. The primary component in Cost of Sales is the cost of finished bottles. The average cost per bottle declined approximately 33% in 1998 compared to 1997 due to lower unit costs of bottle pre-forms, labels, packaging costs and labor. These direct cost reductions were partially offset by increased depreciation, warehouse rent and utilities. For 1998, the Company's bottling facility operated at only 39% of normal capacity. The Company anticipates continued excess capacity until such time, if any, as sales increase significantly. See Note 3 to the Financial Statements.

    EXPENSES. Selling and marketing expenses increased approximately 23% to approximately $982,000 in 1998 from approximately $801,000 in 1997, primarily as a result of an increase in marketing personnel and related compensation, advertising and promotional expenses and package development expenses, offset by a reduction in consulting expenses. The Company utilized significant consulting services in 1997 in the development of its marketing and distribution strategy. The Company has reduced or terminated most of these consulting arrangements, eliminating certain services and converting some consultants to employees. However, the Company expects advertising and promotional expenses to increase in an effort to penetrate the U.S. Mainland and overseas markets.

    General and administrative expenses increased approximately 25% to approximately $1,266,000 in 1998 from approximately $1,013,000 in 1997. The majority of this increase was due to increased compensation expense resulting from the employment of a Vice President of Operations, and from increases in legal and accounting expenses resulting from the Company's transition to public company status in May 1997 and from the need for additional services in connection with various attempted financing and acquisition activities. These additional expenses were partially offset by certain settlement proceeds received upon termination of U.S. Mainland distributor. See Note 7 to the Financial Statements.

    OTHER INCOME (EXPENSE). Investor relations expense in 1998 was due to the engagement of the Company's financial public relations advisor in July 1998. The Company issued to such advisor, as its sole compensation, 100,000 shares of Common Stock and options to purchase an aggregate of 565,000 additional shares of Common Stock. The Company recorded the fair market value of such securities as a charge to income in the third quarter of 1998. See Note 8 to the Financial Statements. Interest income (expense) decreased to approximately $(25,000) in 1998 from approximately $(315,000) in 1997. Interest expense in 1997 was due primarily to expenses, including amortization of deferred loan costs and original issue discount, associated with the Bridge Financing completed in October 1996. See Note 4a to the Financial Statements. All of the indebtedness incurred in connection with the Bridge Financing, as well as all other indebtedness of the Company (other than trade payables), was repaid out of the proceeds of the Company's initial public offering in May 1997. The Company currently has no long-term indebtedness, other than the promissory note to BPI (see "Liquidity and Capital Resources" below) and minor amounts due pursuant to capital equipment leases.

    NET LOSS AND NET LOSS PER SHARE. Due to the foregoing, the Company incurred a net loss of $3,266,452, or $(.83) per share, in 1998 compared to a net loss of $2,581,570 or $(.85) per share, in 1997. Weighted average shares outstanding increased to 3,949,454 in 1998 from 3,038,664 in 1997. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

LIQUIDITY AND CAPITAL RESOURCES

    In May 1997, the Company completed an initial public offering (the"IPO") of 2,300,000 Units (including 300,000 Units subject to the Underwriter's over-allotment option) at $4.00 per Unit, yielding aggregate net proceeds of approximately $7,600,000, net of underwriting discounts and expenses of the offering. Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant. The Company utilized a portion of the net proceeds of the IPO to repay indebtedness (including accrued interest) of approximately $628,000 to affiliates and an additional $1,804,000 to unaffiliated parties (including all obligations related to the Bridge Financing). An additional $115,000 was used to pay deferred compensation and consulting fees. The Company's cash position increased from approximately nil immediately prior to the IPO to approximately $5.05 million immediately thereafter, after payment of the foregoing obligations.

    Subsequent to completion of the IPO through December 31, 1998, the Company purchased approximately $960,000 in machinery and equipment and, in September 1997, also purchased the bottle making equipment installed at its bottling facility from Bottles Packaging, Inc. ("BPI") for an aggregate of $1,200,000 in cash and promissory notes, of which an aggregate of $581,250 had been paid as of December 31, 1998. All of these purchases were made out of the net proceeds of the IPO. The net proceeds of the IPO were also used to fund significant operating losses. As of December 31, 1998, the Company had approximately $320,000 in cash proceeds remaining from the IPO. This amount was not sufficient, in light of anticipated future losses, to fund the Company's ongoing operations.

    In January 1999, the Company received $125,000 upon the exercise of certain options previously granted to its financial public relations advisor, 8607 Colonial Group, Inc. ("Colonial"). Colonial currently holds unexercised options to purchase an additional 515,000 shares of Common Stock at exercise prices ranging from $2.50 to $6.00 per share. See Note 8 to the Financial Statements. Any exercise of such options is solely within the discretion of Colonial. The Company is unable to predict whether or when Colonial will exercise any of such options.

    In March 1999, the Company completed the first $750,000 installment of an aggregate $1.25 Million private offering of Series A Convertible Preferred Stock (the "Series A Preferred") and warrant (the "Warrant") to purchase an additional 100,000 shares of Common Stock of the Company. See Note 13b to the Financial Statements. The offering was placed with a single institutional investor (the "Series A Investor"). The net proceeds of the first installment were approximately $650,000, after the payment of financial advisory fees and other expenses of the offering. The Series A Investor has committed to fund a second installment of $500,000, subject to certain closing conditions, including the effectiveness of a registration statement covering the shares of Common Stock underlying the Series A Preferred and the Warrant. The Company has agreed to file a registration statement with the Securities and Exchange

Commission covering such shares and to use its best efforts to cause the registration statement to become effective within 90 days. The Company estimates the anticipated net proceeds of the second installment at approximately $450,000, net of financial advisory fees and related offering expenses, including anticipated expenses of the foregoing registration. The Company intends to use the net proceeds of the offering primarily for working capital but may apply a portion of the proceeds to the acquisition of other beverage assets or businesses, if circumstances warrant in light of operating results and the availability of other capital resources. The Company believes that the net proceeds of the offering, if applied solely to working capital, could be sufficient to fund operations for at least six months. The Company does not currently anticipate achieving profitability by such date.

    As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significantly higher levels of sales. Based upon its current business plan, the Company does not anticipate achieving such sales levels prior to exhausting the capital resources currently available to it. As such, there is substantial doubt about whether the Company can continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is currently evaluating the financing alternatives available to it and soliciting capital from a number of sources. However, there can be no assurance that any additional financing will become available to the Company. The Company does not anticipate obtaining bank financing and does not expect any affiliate to lend or invest any additional funds to or in the Company or guarantee any indebtedness of the Company. Any future financing could involve the issuance of additional convertible preferred stock, possibly at a discounted conversion price to then current market price of the Common Stock. The Series A Investor has been granted a right of first refusal with respect to certain future financings. The Company is also continuing to evaluate various strategic alternatives, including the launch of new products, revisions to the Company's marketing plan, acquisitions and other strategies. However, there can be no assurance that any of these strategic alternatives will be implemented or that, if implemented, they will enable the Company to achieve profitability or positive cash flow.

    The Company financed most of its original equipment purchases through a capital lease agreement with First Hawaiian Leasing, Inc., Honolulu, Hawaii, entered into in March 1995. This agreement has a term of five years and provides for up to $200,000 in equipment purchases. The depreciated cost of equipment purchased under this agreement was approximately $110,000 at December 31, 1998. The current portion of the lease liability was approximately $47,000 at that date. The Company's obligations under this lease agreement are personally guaranteed by certain directors and an affiliate of the Company.

    The Company had capital expenditures of approximately $840,000 in 1997, including the initial cash payment on the purchase of its bottling equipment (see Note 3 to the Financial Statements), and approximately $352,000 in 1998. As of December 31, 1998, the Company owed an aggregate of $618,750 on its bottling equipment, payable in monthly installments of $13,750 through September 1999, and in three annual installments of $165,000 (plus accrued interest) thereafter. As of December 31, 1998 the Company owed approximately an additional $70,000 on other equipment, primarily its five liter bottling line. As a result of additions and enhancements to date, the Company's bottling operations are now substantially automated. Further, because the Company's bottling facility is operating substantially below normal capacity (an average of 39% in 1998), the Company can increase output significantly without additional investment in new equipment. However, the Company is currently contemplating up to $75,000 for further enhancements to its bottling line in 1999, and up to $150,000 for the construction of a new warehouse facility, subject to receipt of additional financing. Additional improvements not considered essential to the Company's current operations may be implemented if and when sufficient funds become available. The Company is considering extending its product line by entering the home and office delivery market, either independently or through the acquisition of an existing bottler. Any such extension would require substantial additional capital investment.

    Net operating loss carryforwards available to offset future taxable income were approximately $6.9 million as of December 31, 1998. The Company is subject to Internal Revenue Code Section 382, which limits the Company's ability to utilize net operating losses generated prior to the close of the IPO (approximately $2.9 million). The annual net operating loss limitation under
Section 382 is approximately $361,000.

YEAR 2000 READINESS DISCLOSURE

    All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

    The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in theYear 2000 and beyond are indicated and computer programs read the date "00", the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations. In addition, the year 2000 is a leap year and systems need to recognize it as such.

    The Company has developed a multi-phase program for Year 2000 Issues that consists of the following: (1) assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 Issue, (2) remediation of non-compliant systems and components, if any, and (3) testing of systems and components following remediation. The Company has focused its Year 2000 compliance assessment program on three principal areas: (a) the Company's internal information technology system applications, including voice and data systems ("IT Systems"), (b) the Company's internal non-IT facilities systems, including embedded software in environmental controls, security systems, fire protection systems, and public utility connections for gas, electric and telephone systems ("Facilities Systems"), and (c) Year 2000 compliance by third parties with which the Company has a material relationship, such as significant customers, vendors, financial institutions and insurers.

    The Company has completed an inventory and risk assessment of its own internal IT Systems, Facilities Systems, and Equipment that it believes could be adversely affected by the Year 2000 Issue, and believes (except for certain computer accounting software upgrades to be purchased in 1999) that its own internal systems are, at the present time, substantially compliant based upon internal system tests, currently available information and reasonable assurance by its equipment and software vendors. The cost to remediate the Year 2000 Issues with regard to the Company's IT Facility Systems and Equipment is not material.

    In 1999, the Company plans to begin sending questionnaires to and/or contacting its outside vendors and customers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors and customers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors are dependent, will accomplish adequate remediation of their Year 2000 Issue. Except for the Company's public utility service vendors, who have indicated that they expect to be in compliance by mid-1999, the Company believes that, with respect to the computer systems of its major outside vendors, should a Year 2000 Issue exist preventing a vendor from addressing the Company's needs, alternative vendors have been identified and are readily available that could furnish the Company with the same or similar supplies or services at substantially the same cost. However, there can be no assurance that a major Year 2000 Issue experienced by a customer would not materially impact the Company's operations.

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

CURRENCY FLUCTUATIONS

    The Company is not directly affected by currency fluctuations in overseas markets, since all of the Company's sales are quoted in U.S. dollars. However, currency fluctuations can adversely affect the demand for the Company's product in foreign markets by increasing the price of the product in local currency. To date, the Company has not been prevented from expanding distribution into its primary target markets in Asia as a result of the strength of the U.S. dollar relative to local currencies. However, further strengthening of the U.S. dollar could negatively impact developments in these markets.

ITEM 7.  FINANCIAL STATEMENTS

    The Financial Statements required by this Item are attached hereto, commencing on page F-2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    QUANTITATIVE DISCLOSURES. The Company is exposed to certain market risks associated with interest rate fluctuations on its borrowing arrangements. All borrowing arrangements are entered into for purposes other than trading. The Company is not subject to risks from currency rate fluctuations, except as described above. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Currency Fluctuations". The Company does not utilize hedging contracts or similar instruments.

    The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business. The Company's borrowings bear interest at fixed annual rates. Changes in interest rates generally affect the fair value of such borrowings, but do not have an impact on earnings or cash flows. Because of the uncertainty with respect to the Company's ability to continue as a going concern, the fair value of the Company's financial instruments may be significantly different than their respective carrying values as of December 31, 1998.

    QUALITATIVE DISCLOSURES. The Company's primary exposures relate to (1) interest rate risk on its borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates, and (3) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future cash requirements. The Company manages interest rate risk on its outstanding borrowings by using fixed rate debt. While the Company can not predict or manage its ability to refinance existing borrowings or the impact of interest rate movements will have on its existing borrowings, management evaluates the Company's financial position on an ongoing basis.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Articles of Incorporation, as amended, of the Registrant

       3.2   By-Laws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's
             Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-K"))

       4.1   Specimen Stock Certificate for the Registrant's Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (the "June 1997
             10-Q"))

       4.2   Specimen Stock Certificate for the Registrant's Series A Convertible Preferred Stock (Incorporated by
             reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 12, 1999 (the "March
             1999 8-K"))

       4.3   Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, as Warrant
             Agent (Incorporated by reference to Exhibit 4.2 to the June 1997 10-Q)

       4.4   Specimen Public Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the June 1997 10-Q)

       4.5   Underwriter's Warrant Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated
             by reference to Exhibit 4.4 to the June 1997 10-Q)

       4.6   Underwriter's Warrant Certificate (Incorporated by reference to Exhibit 4.5 to the June 1997 10-Q)

       4.7   Form of Bridge Warrant (Incorporated by reference to Exhibit 4.5 to the Registrant's registration statement on Form SB-2 (File No. 333-18289 (the "Form SB-2"))

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       4.8   Warrant Agreement between the Registrant and Amro International, S.A. (Incorporated by reference to
             Exhibit 4.3 to the March 1999 8-K)

       4.9   Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and each of the Selling Securityholders registering securities pursuant to the Form SB-2 (Incorporated by reference to Exhibit 4.6 to the Form
             SB-2)

       4.10  Form of Lock-Up Agreement between Joseph Stevens & Company, Inc., and certain officers, directors and stockholders of the Registrant (Incorporated by reference to Exhibit 4.7 to the June 1997 10-Q)

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

      10.3   Master Lease Agreement No. A2500, dated December 8, 1994, between the Registrant and First Hawaiian
             Leasing and related agreements (Incorporated by reference to Exhibit 10.4 to the Form SB-2)

      10.4   Employment Agreement, dated October 10, 1996, between the Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.5 to the Form SB-2)

      10.5   Stock Option Agreement, dated October 10, 1996, between the Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.6 to the Form SB-2)

      10.6   Stock Option Agreement, dated September 17, 1997, between the Registrant and David K. Laeha
             (Incorporated by reference to Exhibit 10.7 to the 1997 10-K)

      10.7   1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report
             on Form 10-QSB for the quarter ended June 30, 1998 (the "June 1998 10-Q"))

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

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.15  Underwriting Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated by
             reference to Exhibit 10.1 to the June 1997 10-Q)

      10.16  Financial Advisory and Consulting Agreement between the Registrant and Joseph Stevens & Company, Inc.
             (Incorporated by reference to Exhibit 10.2 to the June 1997 10-Q)

      10.17  Asset Purchase Agreement between the Registrant and Bottles Packaging, Inc. ("BPI") (Incorporated by
             reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 7, 1997 (the
             "October 1997 8-K"))

      10.18  Bill of Sale between the Registrant and BPI evidencing the transfer of assets pursuant to the Asset
             Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the October 1997 8-K)

      10.19  Promissory Note evidencing an aggregate of $825,000 in indebtedness of the Registrant to BPI in connection with the Asset Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the October
             1997 8-K)

      10.20  Security Agreement between the registrant and BPI securing the obligations of the Registrant to BPI under the Promissory Note (Incorporated by reference to Exhibit 10.4 to the October 1997 8-K)

      10.21  Letter Agreement between the Registrant and 8607 Colonial Group, Inc. ("Colonial") (Incorporated by
             reference to Exhibit 99.1 to the June 1998 10-Q)

      10.22  Option Agreement between the Registrant and Colonial (Incorporated by reference to Exhibit 4.2 to the
             Registrant's registration statement on Form S-3 (File No. 333-63827))

      21     Subsidiaries--None

      23.1   Consent of Arthur Andersen LLP

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

                                HAWAIIAN NATURAL WATER COMPANY, INC.
                                (REGISTRANT)

                                By:              /s/ MARCUS BENDER
                                     -----------------------------------------
                                                   Marcus Bender
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ MARCUS BENDER
------------------------------  Chief Executive Officer       March 29, 1999
        Marcus Bender             and Director

       /s/ DAVID LAEHA
------------------------------  Chief Financial Officer       March 29, 1999
         David Laeha

      /s/ BRIAN BARBATA
------------------------------  Director                      March 29, 1999
        Brian Barbata

    /s/ KEIJIRO SORIMACHI
------------------------------  Director                      March 29, 1999
      Keijiro Sorimachi

     /s/ MICHAEL CHAGAMI
------------------------------  Director                      March 29, 1999
       Michael Chagami

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants..............................................        F-1

Balance Sheet--December 31, 1998......................................................        F-2

Statements of Operations For the Years Ended December 31, 1998 and 1997...............        F-3

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998 and
  1997................................................................................        F-4

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997...............        F-5

Notes to Financial Statements--December 31, 1998......................................        F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hawaiian Natural Water Company,
Inc.:

    We have audited the accompanying balance sheet of HAWAIIAN NATURAL WATER COMPANY, INC., (a Hawaii corporation) as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Natural Water Company, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Honolulu, Hawaii
March 12, 1999

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                        BALANCE SHEET--DECEMBER 31, 1998

                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................................................  $  320,289
  Trade accounts receivable, net of allowance for doubtful accounts of
    $19,109.....................................................................     235,047
  Inventories...................................................................     386,222
  Other current assets..........................................................      87,503
                                                                                  ----------
      Total current assets......................................................   1,029,061
                                                                                  ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
  $394,092......................................................................   1,944,256
DEPOSITS ON EQUIPMENT...........................................................      47,238
                                                                                  ----------
      Total assets..............................................................  $3,020,555
                                                                                  ----------
                                                                                  ----------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................  $  504,682
  Accrued professional fees.....................................................      73,655
  Accrued vacation..............................................................      45,525
  Accrued commissions and billbacks.............................................      98,686
  Accrued promotional expenses..................................................      44,736
  Accrued other.................................................................      47,117
  Notes payable.................................................................      74,041
  Capital lease obligation......................................................      47,455
                                                                                  ----------
      Total current liabilities.................................................     935,897
                                                                                  ----------

NON-CURRENT LIABILITIES:
  Notes payable--net of current portion.........................................     444,872
  Capital lease obligation--net of current portion..............................       1,132
                                                                                  ----------
      Total non-current liabilities.............................................     446,004
                                                                                  ----------
      Total liabilities.........................................................   1,381,901
                                                                                  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares...........................................          --
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued and outstanding--4,024,563 shares....................................   6,693,062
  Common stock warrants and options:
    Issued and outstanding--3,757,959...........................................   2,841,329
  Accumulated deficit...........................................................  (7,895,737)
                                                                                  ----------
      Total stockholders' equity................................................   1,638,654
                                                                                  ----------
      Total liabilities and stockholders' equity................................  $3,020,555
                                                                                  ----------
                                                                                  ----------

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998           1997
                                                                                      -------------  -------------
NET SALES...........................................................................  $   1,809,730  $   1,048,806
COST OF SALES.......................................................................      1,680,381      1,232,502
                                                                                      -------------  -------------
    Gross margin....................................................................        129,349       (183,696)
EXPENSES:
  General and administrative........................................................      1,266,158      1,013,264
  Selling and marketing.............................................................        982,118        801,035
                                                                                      -------------  -------------
                                                                                          2,248,276      1,814,299
                                                                                      -------------  -------------
OPERATING LOSS......................................................................     (2,118,927)    (1,997,995)
OTHER INCOME (EXPENSE):
  Investor relations expense........................................................     (1,122,913)            --
  Interest income...................................................................         71,829        130,014
  Interest expense..................................................................        (96,441)      (444,779)
                                                                                      -------------  -------------
                                                                                         (1,147,525)      (314,765)
                                                                                      -------------  -------------
Net loss before extraordinary item..................................................     (3,266,452)    (2,312,760)
EXTRAORDINARY ITEM--
  Loss on extinguishment of debt....................................................             --       (268,810)
                                                                                      -------------  -------------
NET LOSS............................................................................  $  (3,266,452) $  (2,581,570)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
BASIC AND DILUTED NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM......................  $       (0.83) $       (0.76)
EXTRAORDINARY ITEM..................................................................             --  $       (0.09)
                                                                                      -------------  -------------
BASIC AND DILUTED NET LOSS PER SHARE................................................  $       (0.83) $       (0.85)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 COMMON STOCK WARRANTS
                                            COMMON STOCK              AND OPTIONS                         TOTAL
                                       -----------------------  -----------------------                STOCKHOLDERS'
                                       NUMBER OF                NUMBER OF                ACCUMULATED      EQUITY
                                         SHARES      AMOUNT       SHARES      AMOUNT       DEFICIT      (DEFICIT)
                                       ----------  -----------  ----------  -----------  ------------  ------------
BALANCE, December 31, 1996...........   1,599,212  $   442,293     774,351  $   187,500  $ (2,047,715)  $(1,417,922)
Cancellation of bridge warrants,
  April 15, 1997.....................          --       26,625    (106,500)     (26,625)           --           --
Sale of shares of common stock and
  common stock warrants,
  May 15, 1997.......................   2,000,000    4,947,661   2,000,000    1,462,641            --    6,410,302
Issuance of underwriter common stock
  warrants,
  May 15, 1997.......................          --           --     200,000      146,264            --      146,264
Sale of common stock and common stock
  warrants,
  May 15, 1997.......................     300,000      922,149     300,000      219,396            --    1,141,545
Issuance of stock options to
  consultants........................          --           --      20,503       35,441            --       35,441
Forfeitures of stock options.........          --           --     (18,044)     (24,071)           --      (24,071)
Net loss.............................          --           --          --           --    (2,581,570)  (2,581,570)
                                       ----------  -----------  ----------  -----------  ------------  ------------
BALANCE, December 31, 1997...........   3,899,212    6,338,728   3,170,310    2,000,546    (4,629,285)   3,709,989

Issuance of common stock
  July 31, 1998......................     100,000      350,000          --           --            --      350,000
  October 1, 1998....................       1,000        4,312          --           --            --        4,312
Exercise of warrants
  September 2, 1998..................      24,351           22     (24,351)          --            --           22
Issuance of stock options to
  Consultants and distributors
  January 2, 1998....................          --           --      43,000       53,370            --       53,370
  July 31, 1998......................          --           --     565,000      772,913            --      772,913
  October 7, 1998....................          --           --       4,000       14,500            --       14,500
Net Loss.............................          --           --          --           --    (3,266,452)  (3,266,452)
                                       ----------  -----------  ----------  -----------  ------------  ------------
BALANCE, December 31, 1998...........   4,024,563  $ 6,693,062   3,757,959  $ 2,841,329  $ (7,895,737)  $1,638,654
                                       ----------  -----------  ----------  -----------  ------------  ------------
                                       ----------  -----------  ----------  -----------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998           1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (3,266,452) $  (2,581,570)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................        198,315         97,066
    Issuance of common stock options to consultants and distributors................      1,195,117         11,370
    Amortization of debt discount...................................................         84,840         94,259
    Amortization of deferred charges................................................             --        172,028
    Extraordinary loss on extinguishment of debt....................................             --        268,810
    Net (increase) in current assets................................................       (137,338)      (350,924)
    Net increase in current liabilities.............................................        279,812         13,989
                                                                                      -------------  -------------
      Net cash used in operating activities.........................................     (1,645,706)    (2,274,972)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..........................................       (351,854)      (839,549)
  Deposit on equipment..............................................................        (47,238)            --
                                                                                      -------------  -------------
      Net cash used in investing activities.........................................       (399,092)      (839,549)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable.......................................................       (169,728)    (2,326,037)
  Repayment of principal on capital leases..........................................        (42,230)       (34,922)
  Net proceeds from initial public offering of common stock.........................             --      7,942,312
  Payments for services related to the initial public offering......................             --       (168,364)
  Proceeds from notes payable.......................................................             --        189,242
                                                                                      -------------  -------------
      Net cash (used in) provided by financing activities...........................       (211,958)     5,602,231
                                                                                      -------------  -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................  $  (2,256,756) $   2,487,710
CASH AND CASH EQUIVALENTS, beginning of period......................................      2,577,045         89,335
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, end of period............................................  $     320,289  $   2,577,045
                                                                                      -------------  -------------
                                                                                      -------------  -------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of bottlemaking equipment with seller note payable....................             --  $     825,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Discount on seller note payable...................................................                 $    (222,984)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
INTEREST PAID.......................................................................  $      96,000  $     180,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS

a.  ORGANIZATION

    Hawaiian Natural Water Company, Inc. (the "Company") was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in Hawaii, the United States mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.

    As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significant levels of sales. To date, the Company has been unable to improve its sales to generate cash flow sufficient to support its operations. As such, there is substantial doubt about whether the Company can continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company is continuing to evaluate various alternatives, including obtaining additional financing from strategic and financial investors, the launch of new products, revisions to the Company's marketing plan, acquisitions and other strategies. However, there can be no assurance that management will successfully improve profitability and cash flow, or be able to obtain additional financing on terms acceptable to the Company.

    The Company had approximately $188,000 of past due accounts payable at December 31, 1998.

b.  BASIS OF ACCOUNTING

    The Company's accounting policies are in accordance with generally accepted accounting principles in the United States.

c.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

d.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. As of December 31, 1998, inventories were comprised of the following:

Raw materials.....................................................  $ 298,290
Finished goods....................................................     87,932
                                                                    ---------
                                                                    $ 386,222
                                                                    ---------
                                                                    ---------

    Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED)
e.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, which includes the cost of labor used to install equipment and perform major leasehold improvements. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

                                                     The shorter of the
                                                     useful life or the
Leasehold improvements.............................  lease term
Machinery, equipment and assets under capital
  lease............................................              7-15 years

    Property and equipment is summarized as follows:

Machinery and equipment.........................................  $1,749,552
Leasehold improvements..........................................    394,570
Assets under capital lease......................................    194,226
                                                                  ---------
                                                                  2,338,348
Less--Accumulated depreciation and amortization.................   (394,092)
                                                                  ---------
                                                                  $1,944,256
                                                                  ---------
                                                                  ---------

f.  REVENUE RECOGNITION

    The Company recognizes revenue on the accrual method of accounting when title transfers upon shipment. The Company also grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company issues refunds to customers or replaces goods which are rejected.

    The Company's policy is to provide a reserve for estimated uncollectible trade accounts receivable. The Company also provides a reserve for estimated sales returns and related disposal costs. Net sales revenue reflects reductions for the reserve for sales returns, discounts and freight-out.

g.  ADVERTISING

    The Company charges the cost of advertising to expense as incurred. The Company incurred approximately $203,000 and $123,000 of advertising expense during the years ended December 31, 1998 and 1997, respectively.

h.  STOCK-BASED COMPENSATION

    In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued,

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED) whichever is more reliably determinable. The Company accounts for the issuance of equity instruments to employees under APB Opinion No. 25. (See Note 6).

i.  LOSS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. Under the new standard, the Company's basic and diluted loss per share are the same for both 1998 and 1997 in that any conversion of stock options and warrants would have been anti-dilutive.

j.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The fair value of the Company's note payable at December 31, 1998 may be significantly different than its carrying value as a result of the matter discussed in Note 1a. above and as a result of fluctuations in market interest rates.

k.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this statement, income tax liabilities and assets are recognized at enacted tax rates for the expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities. A reserve is provided to reduce deferred tax assets to estimated realizable value (See Note 9).

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

m. BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted loss per share is based on the weighted average number of common shares issued and outstanding during the period of 3,949,454 and 3,038,664 for 1998 and 1997, respectively. Common stock options and warrants are excluded from the computation, as their effect would be anti-dilutive.

n.  GROSS MARGIN

    The Company's plant currently has a normal production capacity of approximately 800,000 cases per year. The Company is currently operating its plant at less than 39 percent of this capacity. Since a significant portion of the Company's cost of sales includes certain fixed production costs, the Company anticipates low gross margins to continue until such time, if any, as production and sales reach levels

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED) sufficient to absorb these fixed costs. The increased utilization of production capacity in 1998 as compared to 1997 (20 percent of capacity) enabled the Company to generate a positive gross margin for the year ended December 31, 1998.

o.  NEW ACCOUNTING PRONOUNCEMENTS

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130 "REPORTING
     COMPREHENSIVE INCOME"

    This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

    This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

    The Company adopted this statement in 1998. Adoption of this statement had no impact on the presentation of the Company's financial statements.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 131 "DISCLOSURE ABOUT
     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

    This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

    This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

    This Statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED) the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

    The Company adopted this Statement during 1998. Management believes the Company operates in one segment (the sale of bottled water) in three regions:
Hawaii, the United States Mainland and International (see Notes 11 and 12).

p.  RECLASSIFICATIONS

    Certain 1997 amounts have been reclassified to conform to their 1998 presentation.

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

    The IPO resulted in aggregate net proceeds to the Company of approximately $7,600,000, net of underwriting discounts and expenses of the offering. The Company used the IPO proceeds as follows: (i) repaid $1,591,000 of principal and accrued interest on a 10% Bridge Loan (see Note 4), (ii) repaid $628,000 of principal and accrued interest on 8% to 12% notes payable to related parties,
(iii) repaid $101,000 of principal and accrued interest on a 10% note payable to the underwriter of the IPO, (iv) repaid $112,000 of principal and accrued interest on a 12% note payable to an unaffiliated investor, (v) paid approximately $115,000 of deferred compensation and consulting fees, and (vi) used $375,000 as an initial payment on the purchase of a bottle making machine (see Note 3). Approximately $960,000 has been used for capital improvements and approximately $3,400,000 has been used for working capital and other purposes through December 31, 1998. Of the remaining IPO proceeds, approximately $320,000 was held as cash and cash equivalents at December 31,1998.

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

3.  BLOW MOLDING AGREEMENT AND PURCHASE OF BOTTLING EQUIPMENT

    Prior to July 1996, the Company imported all of its bottles from a single-source supplier. Subsequent to July 1996, the Company began to purchase bottles from Bottles Packaging, Inc. ("BPI") which operated a bottle-making machine at the Company's bottling facility. An officer of BPI was a director of the Company at that time.

    On September 30, 1997, the Company purchased the bottling equipment subject to the Blow Molding Agreement for $1.2 million, of which $375,000 was paid at the closing, and the remaining $825,000 was paid through the issuance of a note payable to BPI (see Note 4). The bottling equipment was recorded at

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

3. BLOW MOLDING AGREEMENT AND PURCHASE OF BOTTLING EQUIPMENT (CONTINUED) the discounted present value of the payments provided for in the purchase agreement (approximately $977,000) and is being depreciated over the estimated remaining useful life of 15 years.

4.  NOTES PAYABLE

a.  BRIDGE NOTES PAYABLE

    On October 10, 1996, the Company completed a private bridge financing (the "Bridge Financing"), consisting of (1) an aggregate of $1.5 million of unsecured promissory notes ("Bridge Notes") of the Company bearing interest at the rate of 10 percent per annum and (2) an aggregate of 750,000 warrants ("Bridge Warrants") of the Company, each Bridge Warrant entitling the holder to purchase one share of common stock, at an exercise price of $1.50 per share, subject to adjustment under certain circumstances, during the thirty-six month period commencing October 10, 1997. In April 1997, certain investors who participated in the Bridge Financing agreed to cancel an aggregate of 106,500 Bridge Warrants. Upon completion of the IPO in May 1997, the remaining 643,500 Bridge Warrants were converted into a like number of Public Warrants, and the Bridge Notes and accrued interest were repaid in full. The Bridge Warrants were valued by the Company at approximately $188,000 in the aggregate, and this amount was recorded as original issue discount ("OID") in October 1996. The Company amortized the OID to interest expense and recorded approximately $112,000 of amortization expense from inception through May 1997. In May 1997, upon the early repayment of the Bridge Loan, the Company wrote off the remaining $76,000 as an Extraordinary Item--Loss on Extinquishment of Debt.

    Direct costs of the Bridge Financing totaled approximately $440,000. The Company amortized these direct costs to interest expense and recorded approximately $247,000 from inception through May 1997. In May 1997, upon the early repayment of the Bridge Loan, the Company wrote off the remaining $193,000 as an Extraordinary Item--Loss on Extinquishment of Debt.

b.  NOTES PAYABLE

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

    The Company has discounted this note payable using the Company's estimated weighted average cost of capital of 12% and amortizes the resulting discount to interest expense using the effective interest method over the term of the loan.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

4.  NOTES PAYABLE (CONTINUED)
    The following summarizes the notes payable as of December 31, 1998:

Equipment note payable............................................  $ 618,750
    Less: unamortized discount....................................   (114,080)
                                                                    ---------
Equipment note payable, net.......................................    504,670
Vehicle installment note payable..................................     14,243
                                                                    ---------
Notes payable at December 31, 1998................................    518,913
  Less: current portion...........................................    (74,041)
                                                                    ---------
  Non-current portion.............................................  $ 444,872
                                                                    ---------
                                                                    ---------

    Maturities of notes payable, net of discount at December 31, 1998 are as follow:

1999..............................................................  $  74,041
2000..............................................................    134,569
2001..............................................................    146,113
2002..............................................................    164,190
                                                                    ---------
                                                                    $ 518,913
                                                                    ---------
                                                                    ---------

5.  CONSULTING ARRANGEMENTS

    During 1998 and 1997, the Company hired various consultants to perform sales, marketing and other functions. The Company recognized consulting expenses of approximately $147,000 and $331,000 for 1998 and 1997, respectively. Approximately $5,000 and $36,000, of these consulting expenses was incurred with related parties in 1998 and 1997, respectively.

6.  STOCK OPTIONS

    During 1996, the Board of Directors authorized an aggregate of 1,000,000 shares of common stock for issuance upon the exercise of stock options which may be granted from time to time to directors, officers, employees and consultants of the Company under the Company's stock option plan. Under this plan, the Company granted to certain consultants and distributors options to purchase an aggregate of 47,000 shares of common stock in 1998, and 2,459 shares of common stock in 1997. These options are exercisable for five years at exercise prices ranging from $3.50 to $4.00 per share. These options were valued, in accordance with SFAS 123 (using the Black-Scholes option pricing model), at $67,870 in 1998, and $11,370 in 1997, which amounts were charged to expense as incurred. These options vested upon grant. Under a separate authorization, in July 1998, the Company granted to its financial public relations advisor vested options to purchase an aggregate of 565,000 shares of Common Stock, all of which were outstanding at December 31, 1998. These options were valued, in accordance with SFAS 123 (using the Black-Scholes option pricing model), at $772,913, which was charged to income in the third quarter of 1998. See Note 8. All of the foregoing options are reflected on the balance sheet as "Common Stock warrants and options, issued and outstanding."

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

6.  STOCK OPTIONS (CONTINUED)
    In addition, as further described below, at December 31, 1998, outstanding options to purchase an aggregate of 487,000 shares of common stock were held by employees of the Company. These options are not reflected on the balance sheet as "Common Stock warrants and options, issued and outstanding."

    The following summarizes information about stock options granted to employees during the years ended December 31,1998 and 1997:

                                                                             WEIGHTED-AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Balance at December 31, 1996...................................     150,000      $    4.00
  Granted......................................................     184,850      $    4.00
  Forfeited....................................................     (80,775)     $    4.00
                                                                 ----------
Balance at December 31, 1997...................................     254,075      $    4.00
  Granted......................................................     266,525      $    4.00
  Forfeited....................................................     (33,600)     $    4.00
                                                                 ----------
Balance at December 31, 1998...................................     487,000      $    4.00

    At December 31, 1998 and 1997, respectively, the Company had 132,891 and 50,000 vested employee options outstanding, exercisable at a weighted-average exercise price of $4.00.

    Using the Black-Scholes option valuation model (and the following assumptions), the estimated fair values of options granted during 1998 ranged from $1.76 to $3.51. The estimated fair value of options granted in 1997 ranged from $1.06 to $2.51 per share. Management believes that the fair value results from using the Black-Scholes calculation may not be indicative of the Company's economic cost of issuing stock options. Principal weighted-average assumptions used in applying the Black-Scholes model were as follows:

BLACK-SCHOLES MODEL ASSUMPTIONS                                         1998           1997
---------------------------------------------------------------  ------------------  ---------
Risk-free interest rate........................................      4.74% to 5.57%      6.06%
Expected volatility............................................             109.95%     64.51%
Expected dividend yield........................................               0.00%      0.00%
Expected term..................................................               5 yrs      5 yrs

    If compensation cost for stock options granted to employees had been accounted for under SFAS. 123, the Company's net loss per share for 1998 and 1997 would have been $(0.91) and $(0.90), respectively.

7.  SETTLEMENT OF TERMINATED DISTRIBUTION AGREEMENT

    In May 1998, the Company terminated its exclusive distribution agreement with a distributor covering most of the Western U.S. due to his failure to meet a certain minimum purchase requirement. In connection with this termination, the distributor made a $100,000 lump-sum payment to the Company in August 1998. That payment was recorded in the accompanying financial statements as a reduction in certain selling, and general and administrative expenses which primarily had been incurred in order to reach the settlement.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

8.  INVESTOR RELATIONS

    In July, 1998, the Company engaged a financial public relations advisor for a two-year term. As compensation for its services, the Company issued to such advisor 100,000 shares of Common Stock (the "Initial Shares"), plus options to purchase an aggregate of 565,000 additional shares at exercise prices ranging from $2.50 to $6.00 per share. The options are exercisable over staggered terms commencing September 1, 1998, and ending July 15, 2000. If the advisor exercises all of the first 300,000 options, the Company is obligated to issue to the advisor an additional 50,000 shares of common stock (the "Contingent Shares"). The options are redeemable by the Company at $0.05 per option if the trading price (as defined) of the Common Stock exceeds 150% of the exercise price of the options to be redeemed for a period of 10 consecutive trading days. The Company believes that the fair value of the Initial Shares was approximately $350,000 and the options $772,913, based upon the Black-Scholes option pricing model with the following weighted average assumptions: Risk-free interest rate of 5.42%; expected dividend yield of zero; expected life of nine months; and expected volatility of 126%. This entire amount was recorded as a charge to income in the third quarter of 1998. The Contingent Shares will be recorded as a charge to income at their fair value if and when issued. The Company has registered the Initial Shares and the shares issued or issuable upon exercise of the options under the Securities Act of 1933, as amended. See Note 13.

9.  INCOME TAXES

    Certain items of expense are recognized in different periods for income tax purposes than for financial reporting purposes. As of December 31, 1998, the Company had approximately $6.9 million of net operating loss (NOL) carryforwards available to reduce future taxable income. These NOL carryforwards expire on various dates beginning in 2009 through 2018. The deferred tax asset as of December 31, 1998 consisted primarily of net operating loss carryforwards. A valuation allowance has been provided for the entire deferred tax asset due to the uncertainty of its realization.

    Since the close of the IPO, the Company is subject to Internal Revenue Code
Section 382 which limits the Company's ability to utilize net operating losses generated prior to the closing of the IPO (of approximately $2.9 million). The annual net operating loss limitation under Section 382 is approximately $361,000.

    The Company paid no income taxes and had no net deferred or current tax provision/benefit for the years ended December 31, 1998 and 1997.

10.  COMMITMENTS AND CONTINGENCIES

a.  CAPITAL LEASE OBLIGATIONS

    The Company leases machinery and equipment under capital leases which expire on various dates through April 2000.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As of December 31, 1998, future minimum lease payments were as follows:

1999..............................................................  $  49,998
2000..............................................................      1,597
                                                                    ---------
  Total future minimum payments...................................     51,595
Less--Amount representing interest................................     (3,008)
                                                                    ---------
  Total capital lease obligations.................................     48,587
Less--Current portion.............................................    (47,455)
                                                                    ---------
Noncurrent portion................................................  $   1,132
                                                                    ---------
                                                                    ---------

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

        Rent is the greater of $5,000 per month (Base Rent), adjusted every five years based upon changes in the consumer price index in Hawaii, as defined, or two percent of the Company's net revenue, as defined.

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

    During 1998, the Company incurred approximately $66,000 for leasehold improvements to this property.

    Warehouse Lease

    On February 1, 1998 the Company entered into a one-year lease for warehouse space comprised of approximately 5,300 square feet, with lease payments of $3,000 per month. This space was replaced on February 1, 1999 when the Company entered into a two year lease for warehouse space in a location of closer proximity to the plant, comprised of approximately 4,000 square feet of warehouse space. The lease payments pursuant to the new lease are $2,560 per month.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Office Lease

    In October 1996, the Company entered into a three-year office and warehouse lease in Honolulu, with a renewal option. Monthly rental payments were $3,000 through November 1997. Thereafter, monthly rental payments are $4,000.

    The Company recognized approximately $152,000 and $98,000 in lease expense under all existing facility lease agreements in 1998 and 1997, respectively.

    The future minimum lease payments for the plant, warehouse and office leases as of December 31, 1998 were as follow:

1999............................................................  $ 127,160
2000............................................................     90,720
2001............................................................     62,560
2002............................................................     60,000
2003............................................................     60,000
Thereafter......................................................  2,445,000
                                                                  ---------
                                                                  $2,845,440
                                                                  ---------
                                                                  ---------

c.  ARTWORK LICENSING AGREEMENTS

    In December 1998, the Company entered into a license agreement with a company to use certain "Hello Kitty" images and artwork on the Company's bottle labels. The agreement expires December 31, 2000, with an option to renew for an additional one year period. The agreement provides for royalty payments based upon certain percentages of the net sales of the Company's product using such images and artwork (as defined). These images have been licensed for use in specified geographic territories. Royalty expense was not material in 1998.

    In April 1998, the Company entered into a license agreement with an artist to use certain images and other artwork on the Company's bottle labels. The agreement expires in April 2000, and provides for royalty payments based upon certain percentages of actual invoiced wholesale price of the Company's products sold using such images and artwork (as defined). Royalty expense was not material in 1998.

d.  DISTRIBUTION AGREEMENT

    In September 1998, the Company entered into an exclusive import and distribution agreement with a Thailand company (the "Distributor") for a three year term (with a 3 year renewal option). The agreement provided for the issuance of 1,000 shares of the Company's stock to the Distributor (valued at approximately $4,000) upon execution of the agreement.

    The agreement further provides for the company to assist in funding joint marketing costs by providing a per case discount to the Distributor, as defined. The Company provided approximately $6,000 in marketing support discounts in 1998. The Distributor has agreed to share in the joint marketing costs by contributing a certain per case amount to the joint marketing costs. The agreement further provides that the Company will issue to the Distributor shares of common stock equal to the Distributor's actual

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) marketing costs. The shares are to be issued based on the then fair value of the Company's common stock, within 30 days of a written request. No written request for issuance of common stock pursuant to this agreement had been received as of December 31, 1998. Such amounts were not deemed to be material for the year ended December 31, 1998.

e.  BOTTLING EQUIPMENT AND AGENCY AGREEMENT

    During 1998, the Company entered into an agreement to purchase a 5-liter bottle machine. As of December 31, 1998 the Company made deposits of $47,238 and committed to pay an additional $22,493 for this equipment. In December 1998, the Company also entered into an exclusive agency agreement with the manufacturer of the 5-liter bottling machine and an affiliated company. The agreement covers the United States, Canada, Japan, Mexico and the Philippines.

11.  SIGNIFICANT CUSTOMER

    For the years ended December 31, 1998 and 1997 approximately 52% and 64%, respectively, of the Company's sales were made through one Hawaii distributor. No other single customer accounted for greater than 10% of sales.

12.  SALES BY GEOGRAPHIC REGION

    The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the years ended December 31, 1998 and 1997, the Company had the following sales by geographic region:

                                                          1998          %          1997          %
                                                      ------------     ---     ------------     ---
Hawaii..............................................  $  1,372,000         76  $    815,000         78
International.......................................       305,000         17       143,000         14
United States Mainland..............................       133,000          7        91,000          8
                                                      ------------        ---  ------------        ---
                                                      $  1,810,000        100  $  1,049,000        100
                                                      ------------        ---  ------------        ---
                                                      ------------        ---  ------------        ---

    Substantially all long-lived assets of the Company are attributable to its Hawaii operations.

13.  SUBSEQUENT EVENTS

a.  OPTIONS EXERCISED

    On January 11, 1999 the Company's financial public relations advisor exercised options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $2.50 per share, which resulted in cash proceeds to the Company of $125,000 (see Note 8).

b.  $1.25 MILLION OFFERING TO AN INSTITUTIONAL INVESTOR

    On March 3, 1999, the Company completed the first $750,000 installment of an aggregate $1.25 Million private offering of Series A Convertible Preferred Stock (the "Series A Preferred") and warrant (the "Warrant") to purchase an additional 100,000 shares of Common Stock of the Company. The Warrant

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

13.  SUBSEQUENT EVENTS (CONTINUED)
is exercisable for three years at an exercise price of $3.625 per share. The offering was placed with a single institutional investor. The investor has committed to purchase an additional $500,000 in Series A Preferred, subject to certain closing conditions, including the effectiveness of a registration statement covering the shares of Common Stock underlying the Series A Preferred and the Warrant. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering such shares and to use its best efforts to cause the registration statement to become effective within 90 days.

    The Series A Preferred is entitled to cumulative dividends at the annual rate of 4 percent, payable quarterly, commencing May 31, 1999, in cash or Common Stock, at the election of the Company.

    The Series A Preferred is convertible into Common Stock, in whole or in part at the election of the holder, at a conversion price of $3.00 per share until the closing of the investor's second ($500,000) investment. Thereafter, the conversion price will be a variable price equal to 80 percent of the Market Price (defined as the average of the three lowest closing bid prices for the Common Stock during a period of 22 consecutive trading days ending immediately prior to the date of conversion). The Series A Preferred will be convertible at such variable price in increments (on a cumulative basis) commencing 90 days following the initial closing, such that all of the Series A Preferred will be convertible, at the election of the holder, within 180 days of the initial closing. The Company will be entitled to require the holder to convert all (but not less than all) of the shares of Series A Preferred outstanding on or after March 1, 2001, into Common Stock or, at the Company's election, to repurchase such shares for cash.

    Since the Series A Preferred will be convertible into Common Stock at a price determined by future market conditions, the precise number of shares of Common Stock into which the Series A Preferred will be converted is currently indeterminable. The instrument governing the Series A Preferred provides that, unless such stockholder approval has previously been obtained, no shares of Common Stock may be issued upon conversion of the Series A Preferred, if such issuance, together with all prior issuances of Common Stock upon conversion of or as dividends on the Series A Preferred, or upon exercise of the Warrant, would exceed 19.9 percent (approximately 800,690 shares) of the number of shares of Common Stock currently outstanding. The Company has agreed to submit the matter to a stockholder vote at its 1999 Annual Meeting of Stockholders. In the event that stockholder approval is not obtained, the Company will be required to honor any conversion request in cash, to the extent that such conversion would otherwise result in an impermissible issuance of Common Stock. The instrument governing the Series A Preferred also provides that the holder will have no right to convert any shares of Series A Preferred if and to the extent that any such conversion would result in the holder being deemed the "beneficial owner" of more than 9.9 percent of the then outstanding shares of Common Stock within the meaning of Section 13(d) of the Securities Exchange Act.

    The Series A Preferred is redeemable, at the election of the Company, at any time or from time to time prior to conversion, provided that the Market Price of the Common Stock does not exceed 150 percent of the Market Price on the date of the initial closing.

    The Company has agreed to pay certain financial advisors 6 percent of the gross proceeds of the offering in cash and to issue to them an aggregate of 5,000 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock, exercisable at $2.50 per share.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

14.  QUARTERLY DATA (UNAUDITED)

    In the opinion of management, the following unaudited, quarterly data reflects all adjustments (consisting primarily of normal recurring adjustments) considered necessary to fairly present the Company's, results of operations in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

                                                                             1997 QUARTER ENDED*
                                                             ----------------------------------------------------
                                                              MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                             -----------  -----------  ------------  ------------
                                                                                 (UNAUDITED)
Net Sales..................................................  $   216,683  $   283,310   $  339,456    $  209,357
Cost of Sales..............................................      241,475      301,241      387,329       302,457
                                                             -----------  -----------  ------------  ------------
Gross Margin...............................................      (24,792)     (17,931)     (47,873)      (93,100)
Expenses
  General and Administrative...............................      125,206      244,967      282,516       360,575
  Selling and Marketing....................................       86,784      189,187      250,230       274,834
                                                             -----------  -----------  ------------  ------------
                                                                 211,990      434,154      532,746       635,409
Other Income (Expenses)
  Interest Income..........................................        1,029       15,249       15,257        98,479
  Interest Expense.........................................     (236,195)    (178,279)      (3,166)      (27,139)
                                                             -----------  -----------  ------------  ------------
                                                                (235,166)    (163,030)      12,091        71,340
Net Loss Before Extraordinary Item.........................     (471,948)    (615,115)    (568,528)     (657,169)
Extraordinary Item--Loss on Extinquishment of Debt.........           --     (268,810)          --            --
                                                             -----------  -----------  ------------  ------------
  Net Loss.................................................  $  (471,948) $  (883,925)  $ (568,528)   $ (657,169)
                                                             -----------  -----------  ------------  ------------
Basic and Diluted Net Loss Per Share Before Extraordinary
  item.....................................................  $     (0.30) $     (0.23)  $    (0.15)   $    (0.17)
Extraordinary item.........................................                     (0.10)
                                                             -----------  -----------  ------------  ------------
Basic and Diluted Loss Per Share...........................  $     (0.30)       (0.33)       (0.15)        (0.17)
                                                             -----------  -----------  ------------  ------------
Weighted Average Shares Outstanding........................    1,599,212    2,709,212    3,899,212     3,899,212
                                                             -----------  -----------  ------------  ------------

------------------------

* Results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1998

14.  QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                                             1998 QUARTER ENDED*
                                                            -----------------------------------------------------
                                                             MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                            -----------  -----------  -------------  ------------
                                                                                 (UNAUDITED)
Net Sales.................................................  $   399,603  $   477,005  $     515,465   $  417,657
Cost of Sales.............................................      393,049      407,024        473,579      406,729
                                                            -----------  -----------  -------------  ------------
Gross Margin..............................................        6,554       69,981         41,886       10,928
Expenses
  General and Administrative..............................      310,759      305,114        272,910      377,375
  Selling and Marketing...................................      242,480      269,486        234,948      235,204
                                                            -----------  -----------  -------------  ------------
                                                                553,239      574,600        507,858      612,579
Other Income (Expense)
  Investor relations expense..............................           --           --     (1,122,913)          --
  Interest Income.........................................       28,110       18,739         17,873        7,107
  Interest Expense........................................      (25,484)     (24,528)       (24,788)     (21,641)
                                                            -----------  -----------  -------------  ------------
Net Loss..................................................  $  (544,059) $  (510,408) $  (1,595,800)  $ (616,185)
                                                            -----------  -----------  -------------  ------------
Basic and Diluted Net Loss Per Share......................  $     (0.14) $     (0.13) $       (0.40)  $    (0.15)
                                                            -----------  -----------  -------------  ------------
Weighted Average Shares Outstanding.......................    3,899,212    3,899,212      3,973,192    4,024,563
                                                            -----------  -----------  -------------  ------------

------------------------

* Results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Articles of Incorporation, as amended, of the Registrant

       3.2   By-Laws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's
             Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-K"))

       4.1   Specimen Stock Certificate for the Registrant's Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (the "June 1997
             10-Q"))

       4.2   Specimen Stock Certificate for the Registrant's Series A Convertible Preferred Stock (Incorporated by
             reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 12, 1999 (the "March
             1999 8-K"))

       4.3   Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, as Warrant
             Agent (Incorporated by reference to Exhibit 4.2 to the June 1997 10-Q)

       4.4   Specimen Public Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the June 1997 10-Q)

       4.5   Underwriter's Warrant Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated
             by reference to Exhibit 4.4 to the June 1997 10-Q)

       4.6   Underwriter's Warrant Certificate (Incorporated by reference to Exhibit 4.5 to the June 1997 10-Q)

       4.7   Form of Bridge Warrant (Incorporated by reference to Exhibit 4.5 to the Registrant's registration statement on Form SB-2 (File No. 333-18289 (the "Form SB-2"))

       4.8   Warrant Agreement between the Registrant and Amro International, S.A. (Incorporated by reference to
             Exhibit 4.3 to the March 1999 8-K)

       4.9   Form of Lock-Up Agreement between Joseph Stevens & Company, Inc. and each of the Selling Securityholders registering securities pursuant to the Form SB-2 (Incorporated by reference to Exhibit 4.6 to the Form
             SB-2)

       4.10  Form of Lock-Up Agreement between Joseph Stevens & Company, Inc., and certain officers, directors and stockholders of the Registrant (Incorporated by reference to Exhibit 4.7 to the June 1997 10-Q)

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

      10.3   Master Lease Agreement No. A2500, dated December 8, 1994, between the Registrant and First Hawaiian
             Leasing and related agreements (Incorporated by reference to Exhibit 10.4 to the Form SB-2)

      10.4   Employment Agreement, dated October 10, 1996, between the Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.5 to the Form SB-2)

      10.5   Stock Option Agreement, dated October 10, 1996, between the Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.6 to the Form SB-2)

      10.6   Stock Option Agreement, dated September 17, 1997, between the Registrant and David K. Laeha
             (Incorporated by reference to Exhibit 10.7 to the 1997 10-K)

      10.7   1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report
             on Form 10-QSB for the quarter ended June 30, 1998 (the "June 1998 10-Q"))

      10.8   Form of Bridge Note (Incorporated by reference to Exhibit 10.8 to the Form SB-2)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

      10.15  Underwriting Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated by
             reference to Exhibit 10.1 to the June 1997 10-Q)

      10.16  Financial Advisory and Consulting Agreement between the Registrant and Joseph Stevens & Company, Inc.
             (Incorporated by reference to Exhibit 10.2 to the June 1997 10-Q)

      10.17  Asset Purchase Agreement between the Registrant and Bottles Packaging, Inc. ("BPI") (Incorporated by
             reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 7, 1997 (the
             "October 1997 8-K"))

      10.18  Bill of Sale between the Registrant and BPI evidencing the transfer of assets pursuant to the Asset
             Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the October 1997 8-K)

      10.19  Promissory Note evidencing an aggregate of $825,000 in indebtedness of the Registrant to BPI in connection with the Asset Purchase Agreement (Incorporated by reference to Exhibit 10.3 to the October
             1997 8-K)

      10.20  Security Agreement between the registrant and BPI securing the obligations of the Registrant to BPI under the Promissory Note (Incorporated by reference to Exhibit 10.4 to the October 1997 8-K)

      10.21  Letter Agreement between the Registrant and 8607 Colonial Group, Inc. ("Colonial") (Incorporated by
             reference to Exhibit 99.1 to the June 1998 10-Q)

      10.22  Option Agreement between the Registrant and Colonial (Incorporated by reference to Exhibit 4.2 to the
             Registrant's registration statement on Form S-3 (File No. 333-63827))

      21     Subsidiaries--None

      23.1   Consent of Arthur Andersen LLP

      27.1   Financial Data Schedule