Form 10QSB
period 1999-03-31
HAWAIIAN NATURAL WATER CO INC
filed 1999-05-17
CIK 1025787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM     TO

    COMMISSION FILE NO. 0-29280

                      HAWAIIAN NATURAL WATER COMPANY, INC.
        (Exact name of small business issuer as specified in its charter)

               HAWAII                                          99-0314848
(State or jurisdiction of incorporation                    (I.R.S. Employer
            or organization)                             Identification Number)

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

     The issuer had issued and outstanding 4,079,563 shares of Common Stock on May , 1999.

           Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---

                      Hawaiian Natural Water Company, Inc.

                                  Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $   437,203
     Inventories                                                           351,413
     Trade accounts receivable, net of allowance for doubtful
          accounts of $19,109                                              293,735
     Other current assets                                                   45,147
                                                                       -----------
          Total Current Assets                                           1,127,498

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $453,451                                   2,076,501
                                                                       -----------
               Total Assets                                            $ 3,203,999
                                                                       -----------
                                                                       -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $   341,354
     Accrued professional fees                                              34,538
     Accrued vacation                                                       41,243
     Accrued payroll and related taxes                                      47,183
     Accrued commissions and billbacks                                      90,560
     Accrued other                                                          92,850
     Note payable - Current portion                                         25,322
     Capital lease obligation - Current portion                             43,783
                                                                       -----------
          Total Current Liabilities                                        716,833
                                                                       -----------

NON-CURRENT LIABILITIES
     Capital lease obligation - net of current portion                      17,925
     Note payable - net of current portion                                 469,257
                                                                       -----------
          Total Non-Current Liabilities                                    487,182
                                                                       -----------
               Total Liabilities                                         1,204,015
                                                                       -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; 750 shares issued and outstanding
          with conversion rights and aggregate liquidation
          preference of $750,000                                           488,397
     Common stock, no par value; 20,000,000 shares authorized;
          4,079,563 shares issued and outstanding                        6,836,812
     Common stock warrants and options; 3,825,959 issued
          and outstanding                                                2,987,060

     Accumulated Deficit                                                (8,312,285)
                                                                       -----------
          Total Stockholders' Equity                                     1,999,984

                                                                       -----------
               Total Liabilities and Stockholders' Equity              $ 3,203,999
                                                                       -----------
                                                                       -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Operations
               For the Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                     Three Months
                                                    Ended March 31,
                                          ------------------------------------
                                             1998                     1999
                                          ----------               -----------
NET SALES                                 $  399,603               $   485,805
COST OF SALES                                393,049                   448,645
                                          ----------               -----------
     Gross Margin                              6,554                    37,160

EXPENSES:
     Selling and Marketing                   242,480                   149,055
     General and Administrative              310,759                   284,911
                                          ----------               -----------
                                             553,239                   433,966

OPERATING LOSS                              (546,685)                 (396,806)

OTHER INCOME (EXPENSE)
     Interest and other income                28,110                     3,391
     Interest expense                        (25,484)                  (23,133)
                                          ----------               -----------
                                               2,626                   (19,742)

Net Loss                                  $ (544,059)                $(416,548)
                                          ----------               -----------
                                          ----------               -----------
Basic and Diluted
Net Loss Per Share:                          $ (0.14)                  $ (0.10)
                                          ----------               -----------
                                          ----------               -----------
Weighted Average Common
 Shares Outstanding                        3,899,212                 4,070,619
                                          ----------               -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.

                        Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

                                                         Common Stock Warrants
                                                                  and
                                      Common Stock              Options          Preferred Stock
                                 ----------------------  --------------------  --------------------                   Total
                                 Number of              Number of              Number of             Accumulated   Stockholders
                                  Shares      Amount     Shares    Amount        Shares     Amount     Deficit        Equity
                                 ---------  ----------  ---------  ----------  ---------  ---------  ------------  ------------
BALANCE AT
  DECEMBER 31, 1998              4,024,563  $6,693,062  3,757,959  $2,841,329        -          -    $(7,895,737)   $1,638,654

Issuance of common stock
options to non-employee
directors                               -            -      3,000       6,639        -          -              -         6,639

Exercise of common stock
options by financial public
relations advisor
 January 11, 1999                    50,000     125,000   (50,000)        -          -          -              -       125,000

Issuance of preferred stock
and common stock warrants to
institutional investor, net
of offering costs
 March 3, 1999                         -           -      100,000      97,422        750    488,397            -       585,819

Issuance of common stock
and warrants to financial
advisors
 March 3, 1999                       5,000      18,750     15,000      41,670        -          -              -        60,420

Net Loss                               -           -          -           -          -          -       (416,548)     (416,548)
                                 ---------  ----------  ---------  ----------  ---------  ---------  ------------   -----------
BALANCE AT
  MARCH 31, 1999                 4,079,563  $6,836,812  3,825,959  $2,987,060        750  $ 488,397  $(8,312,285)   $1,999,984
                                 ---------  ----------  ---------  ----------  ---------  ---------  ------------   -----------
                                 ---------  ----------  ---------  ----------  ---------  ---------  ------------   -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.

                            Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 1998            1999
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (544,059)    $  (416,548)

     Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                        44,182           55,527
             Issuance of stock and options to consultants and distributors        53,370             -
             Issuance of stock options to non-employee directors                    -               6,639
             Amortization of debt discount                                        23,238           18,151
             Net decrease(increase) in current assets                           (122,116)          18,477
             Net increase(decrease) in current liabilities                        27,347         (166,673)
                                                                            ------------     ------------
                       Net cash used in operating activities                    (518,038)        (484,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                                 (121,634)        (115,534)


CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from sale of preferred stock and common
               stock warrants                                                        -            646,239
             Exercise of common stock options by financial public
               relations advisor                                                     -            125,000
             Repayments of notes payable                                         (42,408)         (42,485)
             Repayment of principal on capital leases                            (11,022)         (11,879)
                                                                            ------------     ------------
                       Net cash provided by (used in) financing activities       (53,430)         716,875


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        $   (693,102)     $   116,914

CASH AND CASH EQUIVALENTS, beginning of period                                 2,471,363          320,289
                                                                            ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                    $  1,778,261     $    437,203
                                                                            ------------     ------------
                                                                            ------------     ------------

   The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31,1999
                                   (UNAUDITED)


1.    GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at March 31, 1999, the results of its operations for the three month periods ended March 31, 1998 and 1999, and the cash flows for the three month periods ended March 31, 1998 and 1999, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. The Company is continuing to enhance and implement its strategic plan and related marketing strategies, which would allow for the improvement of sales and cash flow. However, in order for the Company to achieve profitability, it will need to improve revenues. In order to sustain operations, the Company must obtain additional financing. The ability of the Company to achieve profitability or obtain additional financing is uncertain. Although the accompanying unaudited financial statements for the three months ended March 31, 1999 have not been audited by Arthur Andersen LLP, they have informed the Company that, if the uncertainty described above continues to exist at the time of their audit of the financial statements for the year ending December 31, 1999, their report on these statements will include an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION. The Company recognizes revenue on the accrual method of accounting when title to product transfers to the buyer upon shipment. The Company issues refunds to customers or replaces goods which are rejected.

The Company's policy is to provide a reserve for estimated uncollectible trade Accounts receivable. The Company also provides a reserve for estimated sales returns and related disposal costs. Net sales revenue reflects reductions for the reserve for sales returns, discounts and freight-out.

GROSS MARGIN. The Company's plant currently has a normal production capacity of approximately 200,000 cases per calendar quarter. The Company is currently operating its plant at approximately 40 percent of this capacity. Since a significant portion of the Company's cost of sales includes certain fixed production costs, the Company anticipates low gross margins to continue until such time, if any, as production and sales reach levels sufficient to absorb these fixed costs. The increased utilization of production capacity in First Quarter 1999 as compared to First Quarter 1998 (31 percent of capacity) enabled the Company to improve gross margin for the quarter.

2.  LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month period ended March 31, 1999 were 4,070,619 compared to 3,899,212 during the three month period ended March 31, 1998.

The Company's Basic and Diluted Loss Per Share is the same for the first Quarters of both 1998 and 1999 in that any exercise of stock options or warrants would have been anti-dilutive.

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 1999, inventories were comprised of the following:

            Raw materials                                  $269,238
            Finished goods                                   82,175
                                                           --------
                                                           $351,413
                                                           --------
                                                           --------

Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.


5.  NOTES PAYABLE

As discussed in Note 3 to the audited financial statements contained in the Company's Annual Report on Form 10-KSB, in September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortizes the resulting discount to interest expense using the effective interest method over the term of the loan.

Additionally, the Company has a $13,008 installment note payable for the purchase of a vehicle.


The following summarizes the Company's notes payable as of March 31, 1999:


            Equipment note payable                           $ 577,500
               Less:  Unamortized discount                     (95,929)
                                                             ---------
            Net equipment note payable                         481,571
            Vehicle installment note payable                    13,008
                                                             ---------
               Subtotal - notes payable                        494,579
               Less:  Current portion                          (25,322)
                                                             ---------
               Non-current portion                           $ 469,257
                                                             ---------
                                                             ---------


6.  STOCK OPTIONS

The total number of Common Stock warrants and options shown at March 31, 1999 excludes an aggregate of 487,000 options outstanding at such date held by officers and employees of the Company. No options were issued to officers or employees of the Company in the first quarter of 1999. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Stardards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the first quarter of 1999, the Company recorded $6,639 for common stock options granted to non-employee directors and $139,092 for common stock warrants granted to an institutional investor and a financial advisor related to an offering of preferred stock (see Note 8).

7.  SALES BY GEOGRAPHIC REGION

The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the three month periods ended March 31, 1998 and 1999, the Company had the following sales by geographic region:

                                         1998            %            1999        %
                                       --------        ---         --------     ---
             Hawaii                    $275,417         69         $421,484      87
             U. S. Mainland              87,622         22           18,725       4
             International               36,564          9           45,596       9
                                       --------        ---         --------     ---
                                       $399,603        100         $485,805     100
                                       --------        ---         --------     ---

8.  $1.25 MILLION OFFERING WITH AN INSTITUTIONAL INVESTOR

On March 3, 1999 the Company completed the first $750,000 installment of an Aggregate $1.25 million private offering of Series A convertible preferred stock and three year warrants to purchase an additional 100,000 shares of common stock. The offering was placed with a single institutional investor who has committed to fund the second $500,000 installment subject to certain closing conditions. The funding of this second installment has not yet occurred.

The preferred stock is entitled to cumulative dividends at an annual rate of 4%, payable Quarterly commencing May 31, 1999, in cash or common stock at the election of the Company.

The preferred stock is convertible into common stock, in whole or in part at the election of the holder, at a conversion price of $3.00 per share until the closing of the second installment. Thereafter, the conversion price will be a variable price based upon the market price (as defined) of the common stock during a measurement period prior to each conversion date. The entirety of the shares of preferred stock may be converted within 180 days of the initial closing. The preferred stock is redeemable by the Company prior to conversion. Under certain circumstances, the Company may also redeem the conversion shares in cash.

Since the preferred stock will be convertible into common stock at a price determined by future market conditions, the precise number of common stock shares into which the Preferred stock will be converted is currently indeterminable and could be in excess of 20% of the total common shares currently outstanding. Under applicable provisions of the Nasdaq Stock Market's Corporate Governance Rules, any such issuance in excess of 20% would require the approval of the Company's stockholders. The Company has agreed to submit the matter to a vote at the 1999 annual shareholders' meeting.

The Company has filed a registration statement with the Securities and Exchange Commission (SEC) covering the shares of common stock underlying the preferred stock and warrants. Offering costs, consisting primarily of financial advisory and legal fees, amounted to approximately $164,000, including the non-cash grant of common stock and warrants valued at approximately $60,000 using the trading price of the Company's common stock at the date of grant and the Black-Scholes Option pricing model. Approximately $97,000 of the net proceeds was allocated to the warrants granted to the preferred stock investor, based upon the relative fair value of the preferred stock and the stock warrants.

9.       INVESTOR RELATIONS

On July 31, 1998, the Company engaged a financial public relations advisor for a two-year term. As compensation for its services, the Company issued to this advisor 100,000 shares of Common Stock, plus options to purchase an aggregate of 565,000 additional shares at exercise prices ranging from $2.50 to $6.00 per share. On January 11, 1999, the advisor exercised 50,000 of these options, at an exercise price of $2.50 per share, which resulted in cash proceeds to the Company of $125,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS
"MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING:
ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES AND THE COMPANY'S POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN BASED UPON ITS EXISTING CAPITAL RESOURCES; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS, INCLUDING VOLATILITY, IN THE MARKET FOR THE COMPANY'S SECURITIES AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON
THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS, INCLUDING AS A RESULT OF ADVERSE ECONOMIC CONITIONS, SUCH AS THOSE CURRENTLY AFFECTING CERTAIN FOREIGN TARGET MARKETS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR NETWORK;
POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL REGULATION IN
THE U.S. OR ABROAD; AND POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCT. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales. Net Sales increased 22% to approximately $486,000 for the three months ended March 31, 1999 (the "1999 Quarter") from approximately $400,000 for the three months ended March 31, 1998 (the "1998 Quarter"). The increase in net revenues in the 1999 Quarter was due primarily to unit sales growth from approximately 61,000 cases in the 1998 Quarter to approximately 79,000 cases in the 1999 Quarter. The average sales price per case decreased 6% in the 1999 Quarter compared to the 1998 Quarter due to discounts and promotional allowances granted to promote sales. Sales in the Hawaiian market accounted for 87% of sales in the 1999 Quarter compared to 69% in the 1998 Quarter. U.S. Mainland sales accounted for 4% in the 1999 Quarter compared to 22% in the 1998 Quarter. International sales accounted for 9% of sales in both the 1999 Quarter and the 1998 Quarter. The Company expects growth in International sales, especially in the Pacific Rim, through increased penetration of existing markets and entrance into new markets. As previously reported, the Company has recently entered into distributorship agreements with major distribution companies in Thailand and Japan. Shipments pursuant to these agreements commenced in the Fourth Quarter of 1998.

     Cost of Sales. The Company's aggregate cost of sales increased 14% to approximately $449,000 in the 1999 Quarter from approximately $393,000 in the 1998 Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased 12% in the 1999 Quarter. A primary raw material cost component in Cost of Sales is the cost of the finished bottle, which was substantially reduced in the 1999 Quarter compared to the 1998 Quarter as a result of a reduction in labeling costs. Bottling costs were also reduced through the installation of new equipment used to further automate the Company's bottling line. The Company continues to implement improvements to its bottling line, which it believes will further reduce its direct costs in the remainder of 1999.

     Gross Margin. Gross margin increased to approximately $37,000 in the 1999 Quarter from approximately $7,000 in the 1998 Quarter, primarily as a result Of higher volume sales and the decrease in the Company's bottling costs, offset partially by decreases in unit sales prices described above under "Net Sales." Plant utilization improved to 40% of capacity in the 1999 Quarter, compared to 31% in the 1998 Quarter.

     Expenses. Selling and marketing expenses decreased 39% to approximately $149,000 in the 1999 Quarter from approximately $242,000 in the 1998 Quarter. The majority of this decrease is attributable to reduced consulting fees and expenses due to the termination of certain Mainland sales representatives. General and administrative expenses decreased 8% to approximately $285,000 in the 1999 Quarter from approximately $311,000 in the 1998 Quarter. This decrease resulted primarily from reduced consulting fees and investor relations expenses.

     Other Income (Expense). Net Other Income (Expense) was approximately $(20,000) in the 1999 Quarter compared to approximately $3,000 in the 1998 Quarter. This increased expense is primarily due to a reduction in interest income earned on cash equivalents, as a result of a reduction in the amount invested.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(416,548), or $(.10) per share, in the 1999 Quarter compared to a net loss of $(544,059) or $(.14) per share, in the 1998 Quarter. Weighted Average Shares Outstanding were 4,070,619 in the 1999 Quarter compared to 3,899,212 in the 1998 Quarter. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from approximately $320,000 at December 31, 1998 to approximately $437,000 at March 31, 1999, primarily due to the net cash proceeds from an offering of convertible preferred stock and the exercise of common stock options (see Note 8 to Financial Statements), offset in part by continuing losses from operations, capital expenditures and debt repayment. The preferred stock investor has committed to purchase an additional $500,000 (approximately $450,000, net of fees and expenses) in convertible preferred stock, subject to certain conditions.

     The Company's principal borrowings currently consist of a promissory note issued in connection with the purchase of certain bottle making equipment in September 1997. The Company issued to the seller of the equipment a promissory note in the original principal amount of $825,000. This note is payable in monthly installments of $13,750 through September 1999, and thereafter in three annual installments of $165,000, plus interest at the annual rate of 5% on the unpaid principal balance.

     The Company had net capital expenditures of approximately $116,000 in the 1999 Quarter, compared to approximately $121,000 in the 1998 Quarter. Most of these capital expenditures involved the purchase and installation of a five liter bottling line. The Company is also considering extending its product line by entering the home/office delivery market, either independently or through the acquisition of an existing bottler. Any such extension would require additional capital expenditures.

     The Company does not believe that cash on hand or currently committed will be sufficient to fund operations until such time as the Company is able to generate positive cash flow from operations. Therefore, the Company will need to raise additional capital in order to sustain its operations and to meet continued listing standards on NASDAQ. Additional capital would also be required in connection with the possible acquisition of other businesses or assets. The Company is currently negotiating with certain sources concerning the investment of additional capital. However, except for the convertible preferred stock described above, the Company has no commitments for any additional financing as of this date, and there can be no assurance that such capital will become available on acceptable terms. The Company does not anticipate obtaining bank financing at this time.

YEAR 2000 ISSUE

     All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

     The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the Year 2000 and beyond are indicated and computer programs read the date "00", the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations. In addition, the year 2000 is a leap year and systems need to recognize it as such.

     The Company has developed a multi-phase program for Year 2000 Issues that consists of the following: (1) assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 Issue, (2) remediation of non-compliant systems and components, if any, and (3) testing of systems and components following remediation. The Company has focused its Year 2000 compliance assessment program on four principal areas: (2) the Company's internal information technology system applications, including voice and data systems ("IT Systems"), (b) the Company's internal non-IT facilities systems, including embedded software in environmental controls, security systems, fire protection systems, and public utility connections for gas, electric and telephone systems ("Facilities Systems"), (c) Year 2000 compliance by third parties with which the Company has a material relationship, such as significant customers, vendors, financial institutions and insurers.

     The Company has completed an inventory and risk assessment of its own internal IT Systems, Facilities Systems, and equipment that it believes could be adversely affected by the Year 2000 Issue, and believes (except for certain computer accounting software upgrades to be purchased in 1999) that its own internal systems are, at present, substantially compliant based Upon internal system tests, currently available information and reasonable assurance by its equipment and software vendors. The cost to remediate any Year 2000 Issues with regard to the Company's IT, Facilities Systems and equipment is not material.

     In the second quarter of 1999, the Company plans to begin sending questionnaires to and/or contacting its outside vendors and customers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors and customers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors are dependent, will accomplish adequate remediation of the their Year 2000 Issue. Except for the Company's public utility service vendors, who have indicated that they expect to be in compliance by mid-1999, the Company believes that, should a Year 2000 Issue exist with respect to any of the Company's major outside vendors, alternative vendors are readily available that could furnish the Company with similar supplies or services without undue cost or expense. However, with respect to customers, there can be no assurance that a major Year 2000 Issue would not materially impact the Company's operations.

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

                           PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On March 3, 1999, the Company completed the first $750,000 installment of an aggregate $1.25 million private offering of Series A Convertible Preferred Stock (the "Preferred Stock") and warrant (the "Warrant") to purchase an additional 100,000 shares of Common Stock of the Company. The Warrant is exercisable for three years at an exercise price of $3.625 per share. The offering was placed with a single institutional investor. The investor has committed to purchase an additional $500,000 in Preferred Stock, subject to certain conditions, including the effectiveness of a registration statement covering the shares of Common Stock underlying the Preferred Stock and the Warrant. In connection with the offering, the Company issued to certain financial advisors as compensation an aggregate of 5,000 shares of Common Stock and warrants to purchase an additional 15,000 shares of Common Stock. The Company also granted to its non-employee directors non-qualified stock options to purchase an aggregate of 3,000 shares of Common Stock. All of the foregoing transactions were exempt from registration under the Securities Act of 1933 as amended, by virtue of Section 4(2) hereunder.

(b) As of March 31, 1999, the Company had no proceeds remaining from its May 1997 initial public offering. These proceeds were used primarily to fund capital expenditures and ongoing losses from operations, as previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number        Description
          -------       -----------
           4.1          Certificate of Amendment re Series A Convertible
                        Preferred Stock (Incorporated by reference to
                        Exhibit 4.1 to the Registrant's Current Report on
                        Form 8-K dated March 3, 1999 (the "March 1999 8-K"))

           4.2          Certificate representing Series A Convertible
                        Preferred Stock (Incorporated by reference to Exhibit 4.2 to the March 1999 8-K)

           4.3          Warrant issued to Amro International, S.A.
                        (the "Investor") (Incorporated by reference to Exhibit 4.3 to the March 1999 8-K)

          10.1          Convertible Preferred Shares and Warrant Purchase
                        Agreement between the Registrant and the Investor
                        (Incorporated by reference to Exhibit 10.1 to the March 1999 8-K)

          10.2 Registration Rights Agreement between the Registrant and the Investor (Incorporated by reference to Exhibit 10.2 to the March 1999 8-K)

          27.1          Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, dated March 3, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HAWAIIAN NATURAL WATER COMPANY, INC.
                                           (Registrant)



May 14, 1999                          By:  /s/ MARCUS BENDER
                                           ----------------------
                                           Marcus Bender
                                           President & Chief Executive Officer


May 14, 1999                          By:  /s/ DAVID K. LAEHA
                                           -----------------------
                                           David K. Laeha
                                           Chief Financial Officer

                                EXHIBIT INDEX


          Exhibit
          Number        Description
          -------       -----------
           4.1          Certificate of Amendment re Series A Convertible
                        Preferred Stock (Incorporated by reference to
                        Exhibit 4.1 to the Registrant's Current Report on
                        Form 8-K dated March 3, 1999 (the "March 1999 8-K"))

           4.2          Certificate representing Series A Convertible
                        Preferred Stock (Incorporated by reference to Exhibit 4.2 to the March 1999 8-K)

           4.3          Warrant issued to Amro International, S.A.
                        (the "Investor") (Incorporated by reference to Exhibit 4.3 to the March 1999 8-K)

          10.1          Convertible Preferred Shares and Warrant Purchase
                        Agreement between the Registrant and the Investor
                        (Incorporated by reference to Exhibit 10.1 to the March 1999 8-K)

          10.2 Registration Rights Agreement between the Registrant and the Investor (Incorporated by reference to Exhibit 10.2 to the March 1999 8-K)

          27.1          Financial Data Schedule
