Form 10QSB
period 1999-06-30
HAWAIIAN NATURAL WATER CO INC
filed 1999-08-16
CIK 1025787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED June 30, 1999

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

     The issuer had issued and outstanding 4,342,603 shares of Common Stock on August 13, 1999.

           Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---

                      Hawaiian Natural Water Company, Inc.
                                  Balance Sheet
                                 June 30, 1999
                                  (Unaudited)

                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                         $    93,043
     Inventories                                                           425,173
     Trade accounts receivable, net of allowance for doubtful
          accounts of $24,841                                              517,673
     Other current assets                                                  111,698
                                                                       -----------
          Total Current Assets                                           1,147,587

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $513,825                                   2,388,386

INTANGIBLE ASSET, net of accumulated amortization of $1,486                157,663
                                                                       -----------
               Total Assets                                            $ 3,693,636
                                                                       -----------
                                                                       -----------
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $   709,740
     Accrued professional fees                                              49,914
     Accrued vacation                                                       47,728
     Accrued payroll and related taxes                                      43,974
     Accrued commissions and billbacks                                     117,363
     Accrued other                                                         142,627
     Notes payable - Current portion                                        30,943
     Capital lease obligation - Current portion                             32,099
                                                                       -----------
          Total Current Liabilities                                      1,174,388
                                                                       -----------

NON-CURRENT LIABILITIES:
     Capital lease obligation - net of current portion                      16,200
     Notes payable - net of current portion                                438,030
     Other                                                                  41,380
                                                                       -----------
          Total Non-Current Liabilities                                    495,610
                                                                       -----------
               Total Liabilities                                         1,669,998
                                                                       -----------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; 750 shares issued and outstanding
          with conversion rights and aggregate liquidation
          preference of $750,000                                           488,397
     Common stock, no par value; 20,000,000 shares authorized;
          4,342,603 shares issued and outstanding                        7,149,171
     Common stock warrants and options; 3,870,259 issued
          and outstanding                                                3,017,146

     Accumulated Deficit                                                (8,631,076)
                                                                       -----------
          Total Stockholders' Equity                                     2,023,638

                                                                       -----------
               Total Liabilities and Stockholders' Equity              $ 3,693,636
                                                                       -----------
                                                                       -----------


    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Operations
               For the Three and Six Months Ended June 30, 1998 and 1999
                                   (Unaudited)

                                                 Three Months            Six Months
                                                Ended June 30,          Ended June 30,
                                          ------------------------  -----------------------
                                              1998         1999         1998        1999
                                          -----------  -----------  -----------  ----------
NET SALES                                 $  477,005   $  742,739   $  876,608  $ 1,228,544
COST OF SALES                                407,024      516,946      800,073      965,591
                                          -----------  -----------  -----------   ----------
     Gross Margin                             69,981      225,793       76,535      262,953

EXPENSES:
     Selling and Marketing                   269,486      175,311      511,966      324,366
     General and Administrative              305,114      343,472      615,873      628,383
                                          -----------  -----------  -----------   ----------
                                             574,600      518,783    1,127,839      952,749
OTHER INCOME (EXPENSE)
     Interest and other income                18,739        1,166       46,849        4,557
     Interest expense                        (24,528)     (16,967)     (50,012)     (40,100)
                                          -----------  -----------  -----------   ----------
                                              (5,789)     (15,801)      (3,163)     (35,543)

Net Loss                                  $ (510,408) $  (308,791) $(1,054,467)  $ (725,339)
                                          -----------  -----------  -----------   ----------
                                          -----------  -----------  -----------   ----------
Basic and Diluted
Net Loss Per Share:                          $ (0.13)     $ (0.08)     $ (0.27)     $ (0.18)
                                          -----------  -----------  -----------   ----------
                                          -----------  -----------  -----------   ----------
Weighted Average Common
 Shares Outstanding                        3,899,212    4,079,563    3,899,212    4,075,115
                                          ----------   -----------  -----------  -----------
                                          ----------   -----------  -----------  -----------

    The accompanying notes are an integral part of these financial statements

                     Hawaiian Natural Water Company, Inc.

                      Statement of Stockholders' Equity
                    For the Six Months Ended June 30, 1999
                                (Unaudited)


                                                            Common Stock Warrants
                                                                    and
                                       Common Stock               Options             Preferred Stock
                                  ----------------------  ----------------------  ----------------------                  Total
                                   Number of               Number of               Number of              Accumulated  Stockholders
                                    Shares      Amount      Shares      Amount      Shares      Amount      Deficit       Equity
                                  ----------  ----------  ----------  ----------  ----------  ----------  -----------  ------------
BALANCE AT
     DECEMBER 31, 1998             4,024,563  $6,693,062   3,757,959  $2,841,329          --    $     --   $(7,895,737)   $1,638,654

Issuance of common stock options
  to non-employee directors              --           --       4,800       7,389          --          --            --         7,389

Exercise of common stock options
  by financial public relations
  advisor
    Jaunary 11, 1999                  50,000     125,000     (50,000)         --         --           --            --      125,000

Issuance of preferred stock
  and common stock warrants to
  institutional investor, net of
  offering costs
    March 3, 1999                         --          --     100,000      97,422         750     488,397            --      585,819

Issuance of common stock and
  common stock warrants to
  broker for services rendered
    March 3, 1999                      5,000      18,750      15,000      41,670          --          --            --       60,420

Dividends payable to preferred
  stock institutional investor
  for period March thru June, 1999        --          --          --          --          --          --       (10,000)     (10,000)

Issuance of common stock and
  common stock warrants to
  professional advisor for
  services rendered
    June 30, 1999                         --          --      12,500      16,226          --          --            --       16,226

Issuance of common stock
  options to marketing consultant
    June 30, 1999                         --          --      30,000      13,110          --          --            --       13,110

Issuance of common stock for
  purchase of certain net assets
  of Alii Water Bottling, Inc.
    June 30, 1999                    263,040     312,359          --          --          --          --            --      312,359

Net Loss                                  --          --          --          --          --          --     (725,339)     (725,339)
                                  ----------  ----------  ----------  ----------  ----------  ----------  -----------  ------------

BALANCE AT
    JUNE 30, 1999                  4,342,603  $7,149,171   3,870,259  $3,017,146         750    $488,397  $(8,631,076)   $2,023,638
                                  ----------  ----------  ----------  ----------  ----------  ----------  -----------  ------------
                                  ----------  ----------  ----------  ----------  ----------  ----------  -----------  ------------

    The accompanying notes are an integral part of these financial statements

                    Hawaiian Natural Water Company, Inc.

                           Statements of Cash Flows
               For the Six Months Ended June 30, 1998 and 1999
                                (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    1998             1999
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (1,054,467)     $  (725,339)

     Adjustments to reconcile net loss to net cash used
       in operating activities:
             Depreciation and amortization                          105,233          116,201
             Issuance of stock and options to consultants
              and distributors                                       53,370           29,336
             Issuance of stock options to
              non-employee directors                                   -               7,389
             Amortization of debt discount                           44,825           35,064
             Net (increase) in current assets                      (248,402)        (377,212)
             Net increase in current liabilities                     28,895          286,944
             Net increase in other liabilities                         -              41,380
                                                               ------------     ------------
                       Net cash used in operating activities     (1,069,546)        (586,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                    (183,898)        (267,235)
             Decrease in deposits on equipment                         -             (34,145)
                                                               ------------     ------------
                       Net cash used in investing activities       (183,898)        (301,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from sale of preferred stock and common
               stock warrants                                          -             646,239
             Exercise of common stock options by financial public
               relations advisor                                       -             125,000
             Repayments of notes payable                            (84,818)         (85,578)
             Repayment of principal on capital leases               (23,738)         (25,290)
                                                               ------------     ------------
                       Net cash provided by (used in)
                        financing activities                       (108,556)         660,371

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    $ (1,362,000)    $   (227,246)

CASH AND CASH EQUIVALENTS, beginning of period                    2,471,362          320,289
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                       $  1,109,362     $     93,043
                                                               ------------     ------------
                                                               ------------     ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Aquisition of certain assets of Ali'i Water Bottling, Inc.
     for common stock                                           $      -        $    312,359
                                                                -----------     ------------
                                                                -----------     ------------

    The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30,1999
                                   (UNAUDITED)


1.        GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1998 and 1999, and the cash flows for the six month periods ended June 30, 1998 and 1999, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. The Company is continuing to enhance and implement its strategic plan and related marketing strategies, which would allow for the improvement of sales and cash flow. However, in order for the Company to achieve profitability, it will need to improve revenues. In order to sustain operations, the Company must obtain additional financing. The ability of the Company to achieve profitability or obtain sufficient additional financing is uncertain. Although the accompanying unaudited financial statements for the three and six months ended June 30, 1998 and 1999 have not been audited by Arthur Andersen LLP, they have informed the Company that, if the uncertainty described above continues to exist at the time of their audit of the financial statements for the year ending December 31, 1999, their report on these statements will include an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

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

GROSS MARGIN. The Company's plant currently has a normal production capacity of approximately 200,000 cases per calendar quarter. The Company is currently operating its plant at approximately 61 percent of this capacity. Since a significant portion of the Company's cost of sales includes fixed production costs, the Company anticipates higher gross margins as production and sales increase. The increased utilization of production capacity in the second quarter of 1999 (61 percent) compared to the second quarter of 1998 (30 percent) enabled the Company to improve gross margin for the quarter.

2.        LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month periods ended June 30, 1998 and 1999, were 3,899,212 and 4,079,563, respectively, and for the six month periods ended June 30, 1998 and 1999, were 3,899,212 and 4,075,115, respectively.

The Company's Basic and Diluted Loss Per Share is the same for the second quarter and first half of both 1998 and 1999 in that any exercise of stock options or warrants would have been anti-dilutive.

3.        CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4.        INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 1999, inventories were comprised of the following:

            Raw materials                                  $285,204
            Finished goods                                  139,969
                                                           --------
                                                           $425,173
                                                           --------
                                                           --------

Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.

5.        ACQUISITION OF INTANGIBLE ASSETS

On June 1, 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to a line of herbal beverages. The acquisition cost and related legal expenses have been capitalized and will be amortized over a 5 year period. The Company intends to introduce this product line into selected markets over the next year.

6.        NOTES PAYABLE

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

Additionally, the Company has a $11,739 installment note payable for the purchase of a vehicle.

The following summarizes the Company's notes payable as of June 30, 1999:


            Equipment note payable                           $ 536,250
               Less:  Unamortized discount                     (79,016)
                                                             ---------
            Net equipment note payable                         457,234
            Vehicle installment note payable                    11,739
                                                             ---------
               Subtotal - notes payable                        468,973
               Less:  Current portion                          (30,943)
                                                             ---------
               Non-current portion                           $ 438,030
                                                             ---------
                                                             ---------

7.        STOCK OPTIONS

The total number of Common Stock warrants and options shown at June 30, 1999 excludes an aggregate of 482,000 options outstanding at such date held by officers and employees of the Company. In the second quarter of 1999, 45,000 options were issued to officers or employees of the Company and 50,000 options were forfeited unexercised. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. No such compensation expense was recognized during the second quarter of 1999.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Stardards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the second quarter of 1999, the Company recorded $13,110 for stock options granted to a marketing consultant and $16,226 for stock options granted to a legal advisor.

8.        SALES BY GEOGRAPHIC REGION

The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the three month periods ended June 30, 1998 and 1999, the Company had the following sales by geographic region:

                                         1998           %            1999       %
                                       --------        ---         ---------   ---
             Hawaii                    $305,771         64         $537,833     73
             U. S. Mainland              42,191          9           39,654      5
             International              129,043         27          165,252     22
                                       --------        ---         --------    ---
                                       $477,005        100         $742,739    100
                                       --------        ---         --------    ---
                                       --------                    --------

For the six month periods ended June 30, 1998 and 1999, the Company had the Following sales by geographic region:

                                         1998         %              1999       %
                                       -------       ---           --------    ---
              Hawaii                  $581,188        66        $  959,317      78
              U.S. Mainland            129,813        15            58,379       5
              International            165,607        19           210,848      17
                                       -------       ---         ---------     ---
                                      $876,608       100        $1,228,544     100
                                       -------       ---         ---------     ---
                                       -------                   ---------

9.        SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

In March 1999, the Company completed the first $750,000 installment of an aggregate $1.25 million private offering of Series A convertible preferred stock and three year warrants to purchase an additional 100,000 shares of common stock. The offering was placed with a single institutional investor who committed to fund the second $500,000 installment subject to certain closing conditions. The funding of this second installment occurred subsequent to June 30, 1999 (See Note 12).

The preferred stock is entitled to cumulative dividends at an annual rate of 4%, payable Quarterly commencing May 31, 1999, in cash or common stock at the election of the Company.

The preferred stock is convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon the market price (as defined) of the common stock during a measurement period prior to each conversion date. The entirety of the shares of preferred stock may be converted within 180 days of the initial closing. The preferred stock is redeemable by the Company prior to conversion. Under certain circumstances, the Company may also redeem the conversion shares in cash.

The Company has filed a registration statement with the Securities and Exchange Commission (SEC) covering the shares of common stock underlying the preferred stock and warrants. Offering costs, consisting primarily of financial advisory and legal fees, amounted to approximately $164,000, including the non-cash grant of common stock and warrants valued at approximately $60,000 using the trading price of the Company's common stock at the date of grant and the Black-Scholes Option pricing model. Approximately $97,000 of the net proceeds was allocated to the warrants granted to the preferred stock investor, based upon the relative fair value of the preferred stock and the warrants. In connection with the funding of the second installment, the original exercise price of the warrants issued to the preferred stock investor was reduced. (See Note 12).

10.       INVESTOR RELATIONS

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

11.       ACQUISITION OF ALI'I WATER BOTTLING, INC.

Effective June 30, 1999, the Company purchased all of the operating assets, net of certain liabilities, of Ali'i Water Bottling, Inc.("Ali'i"). Ali'i bottles and distributes purified water to the home and office market on the Big Island of Hawaii and also sells purified water in PET plastic bottles through retail channels throughout the Hawaiian Islands. The Company assumed Ali'i's trade payables and contractual obligations related to continuing operations but did not assume any note(s) payable, line of credit or liabilities for federal, state,or local taxes incurred by Ali'i. The consideration for the net assets purchased was 300,000 shares of common stock of the Company, subject to adjustment based upon the Net Current Assets (as defined) of Ali'i as of the closing. This post-closing adjustment resulted in the cancellation of 36,960 shares. The net assets acquired were recorded in the accounting records of the Company on June 30, 1999 in the amount of $312,359, which was the fair value of the 263,040 issued shares (after adjustment), based upon the closing sales price of the common stock on the closing date. No significant goodwill resulted from this acquisition. Acquisition costs were not material. The shares issued are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, and may not be sold except in compliance with such Rule or other exemption from registration under the Securities Act.

Had the acquisition occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net loss, diluted net loss per share and diluted weighted average common shares outstanding would be as follows:


                                                  Three Months                   Six Months
                                                  Ended June 30                 Ended June 30
                                               --------------------          --------------------
                                                 1998         1999             1998          1999
                                              ----------  ----------        -----------  ------------
Net sales                                     $ 634,206    $ 965,939        $ 1,178,227   $ 1,705,345

Net loss                                      $(608,920)   $(392,055)        (1,191,268   $(1,140,048)

Diluted net loss per share                       $(0.15)      $(0.09)            $(0.29)       $(0.26)

Diluted weighted average
 common shares outstanding                    4,162,252    4,342,603          4,162,252     4,338,155


12.       SUBSEQUENT EVENT

On August 10, 1999, the Company received the second investment of $500,000 in Series A convertible preferred stock from an institutional investor (See Note
9). In connection with this investment, the Company agreed to reduce the exercise price of the 100,000 warrants held by the investor to $1.25 per share.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1998

     Net Sales. Net Sales increased 56% to approximately $743,000 for the three months ended June 30, 1999 (the "1999 Quarter") from approximately $477,000 for the three months ended June 30, 1998 (the "1998 Quarter"). The increase in net sales in the 1999 Quarter was due primarily to unit sales growth from approximately 71,000 cases in the 1998 Quarter to approximately 122,000 cases in the 1999 Quarter. The average sales price per case decreased 9% in the 1999 Quarter compared to the 1998 Quarter due to discounts and promotional allowances granted to promote sales. Sales in the Hawaiian market accounted for 73% of sales in the 1999 Quarter compared to 64% in the 1998 Quarter. U.S. Mainland sales accounted for 5% in the 1999 Quarter compared to 9% in the 1998 Quarter. International sales accounted for 22% of sales in the 1999 Quarter compared to 27% in the 1998 Quarter. The Company expects growth in International sales, especially in the Pacific Rim, through increased penetration of existing markets and entrance into new markets. As previously reported, the Company has recently entered into distributorship agreements with major distribution companies in Thailand and Japan. Shipments pursuant to these agreements commenced in the fourth quarter of 1998.

     Cost of Sales. The Company's aggregate cost of sales increased 27% to approximately $517,000 in the 1999 Quarter from approximately $407,000 in the 1998 Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased 26% in the 1999 Quarter. Contributing to the decrease in the average cost per case were a reduction in (1) the amount of production fixed costs per case as a result of the increase in unit sales, and (2) raw material cost. A primary raw material cost component in Cost of Sales is the cost of the finished bottle, which was substantially reduced in the 1999 Quarter compared to the 1998 Quarter as a result of a reduction in labeling costs. Bottling costs were also reduced through the installation of new equipment used to further automate the Company's bottling line. The Company continues to implement improvements to its bottling line, which it believes will further reduce its direct costs in the remainder of 1999.

     Gross Margin. Gross margin increased to approximately $226,000 in the 1999 Quarter from approximately $70,000 in the 1998 Quarter, primarily as a result of higher sales volume and the decrease in the Company's bottling costs, offset partially by decreases in unit sales prices described above under "Net Sales." Plant utilization improved to 61% of capacity in the 1999 Quarter, compared to 30% in the 1998 Quarter.

     Expenses. Selling and marketing expenses decreased 35% to approximately $175,000 in the 1999 Quarter from approximately $269,000 in the 1998 Quarter. The majority of this decrease is attributable to reduced consulting fees and expenses due to the termination of certain Mainland sales representatives. General and administrative expenses increased 12% to approximately $343,000 in the 1999 Quarter from approximately $305,000 in the 1998 Quarter. This increase resulted primarily from increased professional advisory fees, relating primarily to the acquisitions completed during the quarter.

     Other (Expense). Net Other (Expense) was approximately $(16,000) in the 1999 Quarter compared to approximately $(6,000) in the 1998 Quarter. This increased expense is primarily due to a reduction in interest income earned on cash equivalents, as a result of a reduction in the amount invested.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(308,791), or $(.08) per share, in the 1999 Quarter compared to a net loss of $(510,408) or $(.13) per share, in the 1998 Quarter. Weighted Average Shares Outstanding were 4,079,563 in the 1999 Quarter compared to 3,899,212 in the 1998 Quarter. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      Net Sales. Net sales increased 40% to approximately $1,229,000 for the six months ended June 30, 1999 (the "1999 First Half") from approximately $877,000 for the six months ended June 30, 1998 (the "1998 First Half"). This increase in net sales was due primarily to unit sales growth from approximately 133,000 cases in the 1998 First Half to approximately 203,000 cases in the 1999 First Half. The average sales price per case decreased approximately 8% in the 1999 First Half compared to the 1998 First Half due to discounts and promotional allowances granted to promote sales. Sales in the Hawaiian market accounted for approximately 78% of sales in the 1999 First Half compared to 66% in the 1998 First Half. Sales to the U.S. Mainland and International markets accounted for approximately 5% and 17% of sales, respectively, in the 1999 First Half, compared to 15% and 19% of sales, respectively, in the 1998 First Half.

     Cost of Sales. The Company's aggregate cost of sales increased 21% to approximately $965,000 in the 1999 First Half from approximately $800,000 in the 1998 First Half, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 21% in the 1999 First Half.

     Expenses. Selling and marketing expenses decreased 37% to approximately $324,000 in the 1999 First Half from approximately $512,000 in the 1998 First Half. The majority of this decrease is attributable to an overall reduction in expenditures for advertising and promotion. General and administrative expenses increased slightly during 1999 First Half as compared to the 1998 First Half.

     Other (Expense). Other (Expense) increased to approximately ($36,000) in the 1999 First Half from approximately ($3,000) in the 1998 First Half. This decrease is primarily due to the reduction in interest income, resulting from a reduction in interest income earned on cash equivalents as a result of a reduction in the amount invested.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from approximately $320,000 at December 31, 1998 to approximately $93,000 at June 30, 1999, primarily due to continuing losses from operations, capital expenditures and debt repayment, partially offset by the net cash proceeds of an offering of convertible preferred stock (see Note 9 to the Financial Statements) and the exercise of certain stock options (see Note 10 to the Financial Statements). Subsequent to the end of the 1999 Quarter, the preferred stock investor completed the second installment ($500,000) of its convertible preferred stock investment. (See Note 12 to the Financial Statements.)

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

     The Company acquired approximately $312,000 of capital assets for non-cash consideration in the 1999 Quarter in connection with the purchase of the operating assets of Ali'i Water Bottling, Inc. (See Note 11 to the Financial Statements). The Company acquired approximately $267,000 of additional capital assets for cash during the 1999 First Half compared to approximately $184,000 of net capital expenditures in the 1998 First Half.

     During the 1999 Quarter, the Company purchased for $150,000 the product formulations, label designs, trademarks and all other rights related to a line of herbal beverages. Additionally, approximately $9,000 of related legal fees were incurred. These expenditures have been recorded as an intangible asset. Of the total purchase price, $25,000 remained unpaid at June 30, 1999 and is recorded in the balance sheet at such date as a liability under Accrued Other. The Company intends to introduce this product line into selected markets over the next year.

     The Company does not believe that cash on hand will be sufficient to fund operations until such time as the Company is able to generate positive cash flow from operations. Therefore, the Company will need to raise additional capital in order to sustain its operations and to meet continued listing standards on NASDAQ. Additional capital would also be required in connection with the possible acquisition of other businesses or assets. The Company is currently negotiating with certain sources concerning the investment of additional capital. However, the Company has no commitments for any additional financing as of this date, and there can be no assurance that such capital will become available on acceptable terms. The Company does not anticipate obtaining bank financing at this time.

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

     In the third quarter of 1999, the Company plans to begin sending questionnaires to and/or contacting its outside vendors and customers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors and customers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors are dependent, will accomplish adequate remediation of the their Year 2000 Issue. Except for the Company's public utility service vendors, who have indicated that they expect to be in compliance by mid-1999, the Company believes that, should a Year 2000 Issue exist with respect to any of the Company's major outside vendors, alternative vendors are readily available that could furnish the Company with similar supplies or services without undue cost or expense. However, with respect to customers, there can be no assurance that a major Year 2000 Issue would not materially impact the Company's operations.

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


                         PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) Effective June 30, 1999, the Company issued an aggregate of 263,040 shares of Common Stock to Ali'i Water Bottling, Inc. ("Ali'i"), after cancellation of 36,960 shares as a result of a post-closing adjustment. These shares were issued in exchange for substantially all of the operating assets, net of certain liabilities, of Ali'i. During the second quarter of 1999, the Company also granted non-qualified stock options to purchase an aggregate of 1,800 shares of Common Stock to its non-employee directors and an aggregate of 42,500 shares to certain professional advisors. All of the foregoing transactions were exempt from registration under the Securities Act of 1933 as amended, by virtue of Section 4(2) hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting") on June 17, 1999.

(b)  The following five persons were elected as directors of the Company:

         Marcus Bender

         Brian Barbata

         Michael Chagami

         Keijiro Sorimachi

         Michael Iscove

(c) The following matters were voted upon at the Annual Meeting:

(1)  Election of Directors:

                                   FOR        AGAINST     ABSTAIN
     Marcus Bender              3,978,907     57,071         --

     Brian Barbata              3,979,007     56,971         --

     Michael Chagami            3,979,007     56,971         --

     Keijiro Sorimachi          3,979,007     56,971         --

     Michael Iscove             3,979,007     56,971         --


         (2) Approval of the issuance of an indefinite number of shares of Common Stock upon conversion of the Series A Convertible Preferred Stock:

                                           BROKER*
        FOR       AGAINST     ABSTAIN     NON-VOTES
     1,629,274    62,370      20,600      2,323,734

                     * Brokers non-votes do not count for the purpose of
                       determining whether this matter has been approved.

         (3) Ratification of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 1999:

        FOR       AGAINST     ABSTAIN
     4,011,558    24,320      100

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.1 Asset Purchase Agreement by and among the Registrant, Ali'i Water Bottling, Inc. and Dennis Harris (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 30, 1999 (the "June 1999 8-K"))

          10.2 Bill of Sale (incorporated by reference to Exhibit 10.2 to the June 1999 8-K)

          27.1     Financial Data Schedule

     (b) Reports on Form 8-K

         Current Report dated June 30, 1999, relating to the acquisition of Ali'i. The report includes audited financial statements of Ali'i as of and for the year ended March 31, 1999, and pro forma financial statements giving effect to the acquisition as of March 31, 1999 and for the year ended December 31, 1998 and the three months ended March 31, 1999.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HAWAIIAN NATURAL WATER COMPANY, INC.
                                           (Registrant)



August 13, 1999                         By:  /s/ MARCUS BENDER
                                           ----------------------
                                           Marcus Bender
                                           President & Chief Executive Officer


August 13, 1999                         By:  /s/ WILLARD D. IRWIN
                                           -----------------------
                                           Willard D. Irwin
                                           Chief Financial Officer

                                EXHIBIT INDEX


          Exhibit
          Number        Description
          -------       -----------
          10.1          Asset Purchase Agreement by and among the Registrant, Ali'i
                        Water Bottling, Inc. and Dennis Harris (incorporated by
                        reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 30, 1999 (the "June 1999 8-K"))

          10.2 Bill of Sale (incorporated by reference to Exhibit 10.2 to the June 1999 8-K)

          27.1          Financial Data Schedule
