Form 10QSB
period 1999-09-30
HAWAIIAN NATURAL WATER CO INC
filed 1999-11-15
CIK 1025787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB
(MARK ONE)
/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   TO

COMMISSION FILE NO. 0-29280

                      HAWAIIAN NATURAL WATER COMPANY, INC.
        (Exact name of small business issuer as specified in its charter)

               HAWAII                                99-031484
(State or jurisdiction of incorporation          (I.R.S. Employer
           or organization)                    Identification Number)


                               98-746 Kuahao Place
                             Pearl City, Hawaii 96782
                    (Address of principal executive offices)

                                 (808) 483-0520
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X  NO
                                       ---   ---

The issuer had issued and outstanding 5,306,727 shares of Common Stock on November 12, 1999.
           Transitional Small Business Disclosure Format (check one):
                                    YES   NO X
                                       ---  ---

                      Hawaiian Natural Water Company, Inc.
                                  Balance Sheet
                               September 30, 1999
                                   (Unaudited)
                                     ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                                      $683,910
     Inventories                                                     514,209
     Trade accounts receivable, net of allowance for doubtful
          accounts of $24,096                                        478,443
     Other current assets                                            173,038
                                                                 -----------
          Total Current Assets                                     1,849,600

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $588,545                             2,409,441

CO-PACKING AGREEMENT                                                 150,000

INTANGIBLE ASSET, net of accumulated amortization of $6,455          152,694
                                                                 -----------
          Total Assets                                           $ 4,561,735
                                                                 -----------
                                                                 -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $ 682,568
     Accrued professional fees                                        94,651
     Accrued vacation                                                 56,728
     Accrued payroll and related taxes                                54,166
     Accrued commissions and billbacks                               122,927
     Accrued other                                                    89,528
     Notes payable - Current portion                                  11,446
     Capital lease obligation - Current portion                       40,112
                                                                 -----------
          Total Current Liabilities                                1,152,126
                                                                 -----------
NON-CURRENT LIABILITIES:
     Capital lease obligation - net of current portion                38,168
     Notes payable - net of current portion                          453,645
     Other                                                            41,380
                                                                 -----------
          Total Non-Current Liabilities                              553,193
                                                                 -----------
          Total Liabilities                                        1,685,319
                                                                 -----------
STOCKHOLDERS' EQUITY:
          Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; 994 shares issued and outstanding with
          conversion rights and aggregate liquidation
          preference of $994,000                                     732,397

          Common stock, no par value; 20,000,000 shares authorized;
          5,306,727 shares issued and outstanding                  7,642,264

          Common stock warrants and options; 5,312,125 issued
          and outstanding                                          3,533,992

          Accumulated Deficit                                     (9,032,237)
                                                                  -----------
               Total Stockholders' Equity                          2,876,416
                                                                  -----------
               Total Liabilities and Stockholders' Equity        $ 4,561,735
                                                                  -----------
                                                                  -----------

The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Operations
         For the Three and Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)

                                           Three Months            Nine Months
                                        Ended September 30,     Ended September 30,
                                      ----------------------- ----------------------
                                         1998        1999        1998        1999
                                      ----------- ----------- -----------  ----------
NET SALES                              $ 515,465  $ 929,880   $1,392,073  $ 2,158,424

COST OF SALES                            473,579    709,988    1,273,652    1,675,579
                                      ----------- -----------  -----------  ---------
     Gross Margin                         41,886    219,812      118,421      482,845

EXPENSES:
     Selling and Marketing               234,948    169,342      746,914      493,708
     General and Administrative          272,910    423,584      888,783    1,052,615
                                      ----------- -----------  -----------  ---------
                                         507,858    592,926    1,635,697    1,546,323

OPERATING LOSS                          (465,972)  (373,034)  (1,517,276)  (1,063,478)

OTHER INCOME (EXPENSE)
     Investor Relations Expense       (1,122,913)       -     (1,122,913)        -
     Interest and Other Income            17,873      3,933       64,722        8,490
     Interest Expense                    (24,788)   (18,223)     (74,800)     (58,323)
                                      ----------- -----------  -----------  ----------
                                      (1,129,828)   (14,290)  (1,132,991)      (49,833)

NET LOSS                            $ (1,595,800)$ (387,324) $(2,650,267) $(1,113,311)
                                      ----------- -----------  -----------  ----------
                                      ----------- -----------  -----------  ----------
Basic and Diluted
Net Loss Per Share:                      $ (0.40)$    (0.09)$     (0.68) $     (0.27)
                                      ----------- ----------- -----------  ----------
                                      ----------- ----------- -----------  ----------
Weighted Average Common
  Shares Outstanding                   3,973,192   4,395,155   3,924,143    4,183,931
                                      ---------- ----------- -----------   -----------
                                      ---------- ----------- -----------   -----------

     The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                        Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)



                                                                    COMMON STOCK WARRANTS
                                                                             AND
                                                COMMON STOCK               OPTIONS                   PREFERRED STOCK
                                      ------------------------------------------------------------------------------------
                                      NUMBER OF                     NUMBER OF                   NUMBER OF
                                       SHARES           AMOUNT        SHARES        AMOUNT       SHARES        AMOUNT
                                      ------------   ------------  ------------   -----------  ------------ --------------
BALANCE AT
  DECEMBER 31, 1998                      4,024,563      6,693,062     3,757,959     $2,841,329

Issuance of common stock options
  to non-employee directors                                               4,800          7,389
                                                                          2,700            648
Exercise of common stock options
  by financial public relations
  advisor
    January 11, 1999                        50,000        125,000       (50,000)

Issuance of preferred stock
  and common stock warrants to
  institutional investor, net of
  offering costs
    March 3, 1999                                                       100,000         97,422          750       488,397

Issuance of common stock and
  common stock warrants to
  broker for services rendered
    March 3, 1999                            5,000         18,750        15,000         41,670

Issuance of common stock
  options to marketing consultant
    May 20, 1999                                                         10,000          4,370

Issuance of common stock
  options to marketing consultant
    May 24, 1999                                                         30,000         13,110

Issuance of common stock options
  to professional advisor for
  services rendered
    April 1, 1999                                                        12,500         16,226
    July 1, 1999                                                         12,500         16,226

Issuance of common stock for
  purchase of Net Assets of
  Ali'i Water Bottling, Inc.
    June 30, 1999                          263,040        312,359

Issuance of common stock
  to professional advisor for
  services rendered
    July 14, 1999                            2,695          2,695

Issuance of preferred stock
  to institutional investor
    August 10, 1999                                                                                     500       500,000

Conversion of preferred stock
  to common stock by preferred
  shareholder
    August 24, 1999                         11,429          6,000                                        (6)       (6,000)

Issuance of common stock
    pursuant to co-packing agreement
    September 13, 1999                     100,000         43,750                      106,250

Redemption of preferred stock
    September 23, 1999                                                                                 (250)     (250,000)

Issuance of common stock
  and common stock warrants
  in private offering
    September 28, 1999                     850,000        440,646     1,416,666        389,352

Dividends payable to preferred
  stock institutional investor
  for period March thru
  September, 1999

Net Loss
                                      ------------   ------------  ------------   -----------  ------------ --------------
BALANCE AT
  SEPTEMBER 30, 1999                     5,306,727     $7,642,264     5,312,125     $3,533,992          994     $ 732,397
                                      ------------   ------------  ------------   -----------  ------------ --------------
                                      ------------   ------------  ------------   -----------  ------------ --------------





                                                        TOTAL
                                      ACCUMULATED    STOCKHOLDERS
                                        DEFICIT         EQUITY
                                      ------------   ------------
BALANCE AT
  DECEMBER 31, 1998                   $(7,895,737)    $ 1,638,654

Issuance of common stock options
  to non-employee directors                                 7,389
                                                              646
Exercise of common stock options
  by financial public relations
  advisor
    January 11, 1999                                      125,000

Issuance of preferred stock
  and common stock warrants to
  institutional investor, net of
  offering costs
    March 3, 1999                                         585,819

Issuance of common stock and
  common stock warrants to
  broker for services rendered
    March 3, 1999                                          60,420

Issuance of common stock
  options to marketing consultant
    May 20, 1999                                            4,370

Issuance of common stock
  options to marketing consultant
    May 24, 1999                                           13,110

Issuance of common stock options
  to professional advisor for
  services rendered
    April 1, 1999                                          16,266
    July 1, 1999                                           16,266

Issuance of common stock for
  purchase of Net Assets of
  Ali'i Water Bottling, Inc.
    June 30, 1999                                         312,329

Issuance of common stock
  to professional advisor for
  services rendered
    July 14, 1999                                           2,695

Issuance of preferred stock
  to institutional investor
    August 10, 1999                                       500,000

Conversion of preferred stock
  to common stock by preferred
  shareholder
    August 24, 1999                                          -

Issuance of common stock
  pursuant to co-packing agreement
    September 13, 1999                                    150,000

Redemption of preferred stock
    September 23, 1999                                   (250,000)

Issuance of common stock
  and common stock warrants
  in private offering                                     830,000
    September 28, 1999

Dividends payable to preferred
  stock institutional investor
  for period March thru
  September, 1999                         (23,189)        (23,189)

Net Loss                               (1,113,311)     (1,113,311)
                                      ------------   ------------
BALANCE AT
  SEPTEMBER 30, 1999                  $(9,032,237)    $ 2,876,416
                                      ------------   ------------
                                      ------------   ------------


  The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1999
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                       1998              1999
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                         $(2,650,267)  $(1,113,311)

     Adjustments to reconcile net loss to net cash used in operating activities:

             Depreciation and amortization                145,112       193,366
             Issuance of stock and options to
              consultants and distributors              1,176,282        52,627
             Issuance of stock options to
              non-employee directors                          -           8,037
             Amortization of debt discount                 65,452        50,740
             Net (increase) in current assets            (259,689)     (498,453)
             Net increase in current liabilities          244,031       262,978
             Net increase in other liabilities                -          41,380
                                                       ------------ ------------
                 Net cash from (used in) operating     (1,279,079)      110,675
                  activities

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (308,607)     (247,873)
     Decrease in deposits on equipment                        -         (47,238)
                                                       ------------ ------------
                 Net cash used in investing              (308,607)     (295,201)
                  activities

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock
      and common stock warrants                               -       1,146,239
     Exercise of common stock options by financial
      public relations advisor                                -         125,000
     Net proceeds from private placement of common
      stock and common stock warrants                                   795,000
     Proceeds from note payable                                          22,995
     Redemption of preferred stock                            -        (250,000)
     Repayments of notes payable                         (126,994)     (128,131)
     Repayment of principal on capital leases             (34,790)      (49,645)
                                                       ------------ ------------
                Net cash provided by (used in)
                 financing activities                    (161,784)    1,661,458

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           $(1,749,470)  $   363,621

CASH AND CASH EQUIVALENTS, beginning of period          2,471,362       320,289
                                                       ------------ ------------
CASH AND CASH EQUIVALENTS, end of period              $   721,893   $   683,910
                                                       ------------ ------------
                                                       ------------ ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Aquisition of certain assets of Ali'i Water
     Bottling, Inc. for common stock                  $      -      $   312,359
   Proceeds from addition of capital leases                              54,336
                                                        ----------- ------------
                                                        ----------- ------------



The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                September 30,1999
                                   (UNAUDITED)

1.       GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1998 and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1998 and 1999, and the cash flows for the nine month periods ended September 30, 1998 and 1999, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

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

GROSS MARGIN. The Company's plant currently has a normal production capacity of approximately 200,000 cases per calendar quarter. The Company is currently operating its plant at approximately 68 percent of this capacity. Since a significant portion of the Company's cost of sales includes fixed production costs, the Company anticipates higher gross margins as production and sales increase. The increased utilization of production capacity in the third quarter of 1999 (68 percent) compared to the third quarter of 1998 (46 percent) enabled the Company to improve gross margin for the quarter.

2. LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month periods ended September 30, 1998 and 1999 were 3,973,192 and 4,395,155 respectively, and for the nine month periods ended September 30, 1998 and 1999 were 3,924,143 and 4,183,931 respectively.

The Company's Basic and Diluted Loss Per Share is the same for the third quarter and first nine months of both 1998 and 1999 in that any exercise of stock options or warrants would have been anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.


4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 30, 1999, inventories were comprised of the following:


                  Raw materials           $346,139

                  Finished goods           168,070
                                          --------
                                          $514,209
                                          --------
                                          --------

Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.

5. ACQUISITION OF INTANGIBLE ASSET

In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to a line of herbal beverages. The acquisition cost and related trademark registration expenses have been capitalized and will be amortized over a 5 year period. The Company intends to introduce this product line into selected markets over the next year.

6. CO-PACKING AGREEMENT

In June 1999, the Company entered into a five year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of the herbal beverages referred to in
Note 5. On September 13, 1999 the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services. The agreement provides that in the event the market price (as defined) of the Company's common stock on the first anniversary of the date of issuance is less than $1.50 per share, the Company will issue, for no additional consideration, sufficient additional shares of common stock to bring the then market value of all such shares issued up to $150,000. The agreement was recorded as an asset on the Company's accounting records in the amount of $150,000. $43,750 was allocated to the common stock account (based on the aggregate market value of 100,000 shares of the Company's common stock on September 13, 1999) and the balance ($106,250) was allocated to common stock options.

7. NOTES PAYABLE

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

Additionally, the Company has a $10,436 installment note payable for the purchase of a vehicle.

In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Keaau. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5 year note, with monthly payments, comprising $22,995.

The following summarizes the Company's notes payable as of September 30, 1999:

                      Equipment note payable             $ 495,000
                      Less: Unamortized discount           (63,340)
                                                         ---------
                      Net equipment note payable           431,660
                      Vehicle installment note payable      10,436
                      Warehouse note payable                22,995
                                                         ---------
                      Subtotal - notes payable             465,091
                      Less: Current portion                (11,446)
                                                         ---------
                      Non-current portion                $ 453,645
                                                         ---------
                                                         ---------

8. STOCK OPTIONS

The total number of Common Stock warrants and options shown at September 30, 1999 excludes an aggregate of 507,000 options outstanding at such date held by officers and employees of the Company. 25,000 options were issued to an officer of the Company in the third quarter of 1999. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant.

Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the third quarter of 1999, the Company recorded $13,110 for stock options granted to a marketing consultant and $16,226 for stock options granted to a legal advisor.

9. SALES BY GEOGRAPHIC REGION

The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the three month periods ended September 30, 1998 and 1999, the Company had the following sales by geographic region:

                                   1998       %      1999       %
                                 --------    ---    --------   ---
                Hawaii           $491,659     95    $883,623    95
                U. S. Mainland     (8,142)    (1)     39,107     4
                International      31,948      6       7,150     1
                                 --------    ---    --------   ---
                                 $515,465    100    $929,880   100
                                 --------    ---    --------   ---
                                 --------    ---    --------   ---

For the nine month periods ended September 30, 1998 and 1999, the Company had the following sales by geographic region:

                                    1998        %      1999       %
                                   -------     ---   ----------  ---
                Hawaii           $1,072,847     77   $1,842,940   85
                U.S. Mainland       121,671      9       65,529    3
                International       197,555     14      249,955   12
                                  ---------    ---   ----------  ---

                                  $1,392,073   100   $2,158,224  100
                                  ----------   ---   ----------  ---
                                  ----------   ---   ----------  ---

10. SERIES A CONVERTIBLE PREFERRED STOCK

In March 1999, the Company completed the first $750,000 installment of an aggregate $1.25 million private offering of Series A convertible preferred stock and three year warrants to purchase an additional 100,000 shares of common stock. The offering was placed with a single institutional investor who committed to fund the second $500,000 installment subject to certain closing conditions. The funding of this second installment occurred in August 1999. In connection with this second investment, the Company agreed to reduce the exercise price of the 100,000 warrants held by the investor to $1.25 per share.

Each share of preferred stock has a liquidation preference of $1,000. The preferred stock is entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31, 1999, in cash or common stock at the election of the Company.

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

In September 1999, the Company entered into a standstill agreement with the holder of the preferred stock pursuant to which the Company redeemed 250 shares for an aggregate of $250,000 and was granted a 30-day option to redeem the balance of the outstanding shares at prices increasing ratably from 75% of the liquidation preference amount on the first day to 90% on the 30th day. The investor agreed not to convert any shares of the preferred stock during the option period. In October 1999, the Company exercised this option with respect to an aggregate of 625 shares for an aggregate redemption price of $508,750. In connection with the grant of this option, the Company further reduced the exercise price of the 100,000 warrants held by the investor to $.25 per share. In November 1999, the Company entered into a second standstill agreement with the holder of the preferred stock, pursuant to which the Company redeemed 50 shares for an aggregate of $50,000 and was granted a second option to redeem the balance of the outstanding shares (then 319 shares after giving effect to such redemption) at their liquidation preference amount at any time through January 31, 2000. The investor has agreed not to convert any shares during such option period. In connection with the grant of such second option, the Company further reduced the exercise price of the 100,000 warrants held by the investor to $.01 per share.

11. INVESTOR RELATIONS

In July 1998, the Company engaged a financial public relations advisor for a two-year term. As compensation for its services, the Company issued to this advisor 100,000 shares of common stock, plus options to purchase an aggregate of 565,000 additional shares at exercise prices ranging from $2.50 to $6.00 per share. In January 1999, the advisor exercised 50,000 of these options, at an exercise price of $2.50 per share, which resulted in cash proceeds to the Company of $125,000. Options with respect to 250,000 shares expired in August 1999.

12. ACQUISITION OF ALI'I WATER BOTTLING, INC.

Effective June 30, 1999, the Company purchased all of the operating assets, net of certain liabilities, of Ali'i Water Bottling, Inc.("Ali'i"). Ali'i bottles and distributes purified water to the home and office market on the Big Island of Hawaii and also sells purified water in PET plastic bottles through retail channels throughout the Hawaiian Islands. The consideration for the net assets purchased was 300,000 shares of common stock of the Company, subject to adjustment based upon the Net Current Assets (as defined) of Ali'i as of the closing. This post-closing adjustment resulted in the cancellation of 36,960 shares. The Company assumed Ali'i's trade payables and contractual obligations related to continuing operations but did not assume any note(s) payable, line of credit or liabilities for federal, state,or local taxes incurred by Ali'i. The net assets acquired were recorded in the accounting records of the Company on June 30, 1999 in the amount of $312,359, which was the fair value of the 263,040 issued shares (based upon the closing sales price of the common stock on the closing date). No significant goodwill resulted from this acquisition. Acquisition costs were not material. The shares issued are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, and may not be sold except in compliance with such Rule or other exemption from registration under the Securities Act.

Had the acquisition occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net loss, diluted net loss per share and diluted weighted average common shares outstanding would be as follows:



                                         Nine Months
                                      Ended September 30,
                                  -------------------------
                                     1998        1999
                                  ---------    ------------
     Net sales                    $ 1,850,893  $ 2,635,225
     Net loss                     $(1,762,667) $(1,528,020)

     Diluted net loss per share        $(0.29)      $(0.26)

     Diluted weighted average
      common shares outstanding     4,162,252    4,338,155



13.  PRIVATE OFFERING OF COMMON STOCK AND WARRANTS

In September 1999, the Company completed a private offering of common stock and warrants, resulting in aggregate proceeds to the Company of $850,000 ($830,000 net of offering expenses). An investment of $750,000 was received from two unaffiliated private investors and certain affiliated entities; and an additional $100,000 was received from the Company's Chief Executive Officer.

The offering involved the issuance of an aggregate of 850,000 shares of common stock at a purchase price of $1.00 per share. The investors were also granted, for no additional consideration, five year warrants to purchase an aggregate of (i) 850,000 shares of common stock at $1.00 per share, and (ii) 566,666 shares of common stock at $1.50 per share. The warrants are subject to standard anti-dilution protection, and are redeemable under certain circumstances.

Approximately $389,000 of the net proceeds of the offering was allocated to the warrants granted to the investors, based upon the trading price of the common stock on the date of grant and the Black-Scholes option pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL
THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING: ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS IN THE MARKET FOR THE COMPANY'S SECURITIES, INCLUDING THE RECENT DELISTING FROM THE NASDAQ SMALLCAP MARKET, AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS, INCLUDING AS A RESULT OF ADVERSE ECONOMIC CONDITIONS, SUCH AS THOSE RECENTLY AFFECTING CERTAIN ASIAN TARGET MARKETS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR NETWORK; POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL REGULATION IN THE U.S. OR ABROAD; AND POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCT. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS
     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net Sales increased 80% to approximately $930,000 for the three months ended September 30, 1999 (the "1999 Quarter") from approximately $515,000 for the three months ended September 30, 1998 (the "1998 Quarter"). The increase in net sales in the 1999 Quarter was due primarily to unit sales growth from approximately 93,000 cases in the 1998 Quarter to approximately 136,000 cases in the 1999 Quarter. The average sales price per case increased 12% in the 1999 Quarter compared to the 1998 Quarter due to a reduction in promotional allowances and discounts as a percentage of sales. In addition, as of June 30, 1999, the Company acquired the business of Ali'i Water Bottling, Inc. ("Ali'i"). This acquisition enabled the Company to enter the home and office delivery market on the Big Island during the 1999 Quarter and also to expand its retail sales of PET products through the sale of purified water under the "Ali'i" name. Approximately half of the increase in revenues during the 1999 Quarter was attributable to the acquisition of Ali'i. Sales in the Hawaiian market accounted for 95% of sales in both the 1999 and 1998 Quarters. U.S. Mainland sales accounted for 4% in the 1999 Quarter compared to (1%) in the 1998 Quarter. International sales accounted for 1% of sales in the 1999 Quarter compared to 6% in the 1998 Quarter. The Company plans to expand its home and office delivery business including by means of acquisition, subject to available financing. The Company also expects to expand revenues through the sale of its line of herbal beverages, currently scheduled for introduction in December 1999. See Notes 5 and 6 to the Financial Statements.

     Cost of Sales. The Company's aggregate cost of sales increased 23% to approximately $581,000 in the 1999 Quarter from approximately $474,000 in the 1998 Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased 13% in the 1999 Quarter. Contributing to the decrease in the average cost per case were a reduction in (1) the amount of fixed production costs per case as a result of the increase in unit sales, and (2) raw material cost. A primary raw material cost component in Cost of Sales is the cost of the finished bottle, which was substantially reduced in the 1999 Quarter compared to the 1998 Quarter as a result of a reduction in labeling costs. Bottling costs were also reduced through the installation of new equipment used to further automate the Company's bottling line. The Company continues to implement improvements to its bottling line, which it believes will further reduce its direct costs in the remainder of 1999.

Gross Margin. Gross margin increased to approximately $229,000 in the 1999 Quarter from approximately $42,000 in the 1998 Quarter, primarily as a result of higher sales volume, the decrease in the Company's bottling costs, and the increase in unit sales prices described above under "Net Sales." Plant utilization improved to 68% of capacity in the 1999 Quarter, compared to 30% in the 1998 Quarter.

     Expenses. Selling and marketing expenses decreased 28% to approximately $169,000 in the 1999 Quarter from approximately $235,000 in the 1998 Quarter. The majority of this decrease is attributable to reduced consulting fees and expenses due to the termination of certain Mainland sales representatives. In light of its limited capital resources, the Company has elected to refocus its marketing efforts on Hawaii and certain foreign markets in preference to the highly competitive U.S. Mainland. General and administrative expenses increased 55% to approximately $424,000 in the 1999 Quarter from approximately $273,000 in the 1998 Quarter. This increase resulted primarily from increased professional fees relating to the unusually large volume of financing and acquisition transactions billed during the period. Additionally in the 1998 Quarter, the Company received a $73,480 payment in settlement of the termination of a distribution agreement. That payment was recorded in the 1998 Quarter as a reduction of the general and administrative expenses previously incurred in support of that agreement.

     Other (Expense). Net Other (Expense) was approximately $(14,000) in the 1999 Quarter compared to approximately $(1,130,000) in the 1998 Quarter. The Company incurred a $1,122,913 non-cash investor relations expense in the 1998 Quarter which did not recur in the 1999 Quarter.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(387,324), or $(.09) per share, in the 1999 Quarter compared to a net loss of $(1,595,800), or $(.40) per share, in the 1998 Quarter. Weighted Average Shares Outstanding were 4,395,155 in the 1999 Quarter compared to 3,973,192 in the 1998 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales increased 55% to approximately $2,158,000 for the nine months ended September 30, 1999 (the "1999 First Three Quarters") from approximately $1,392,000 for the nine months ended September 30, 1998 (the "1998 First Three Quarters"). This increase was due primarily to unit sales growth from approximately 225,000 cases in the 1998 First Three Quarters to approximately 338,000 cases in the 1999 First Three Quarters. The average sales price per case was substantially unchanged in both periods. Sales in the Hawaiian market accounted for approximately 85% of sales in the 1999 First Three Quarters compared to 77% in the 1998 First Three Quarters. Sales to the U.S. Mainland and international markets accounted for approximately 3% and 12% of sales, respectively, in the 1999 First Three Quarters compared to 9% and 14% of sales, respectively, in the 1998 First Three Quarters. As indicated above, in 1999 the Company elected to refocus its marketing efforts away from the highly competitive U.S. Mainland.

     Cost of Sales. The Company's aggregate cost of sales increased 21% to approximately $1,546,000 in the 1999 First Three Quarters from approximately $1,274,000 in the 1998 First Three Quarter, primarily due to unit sales growth. However, the average cost per case sold decreased approximately 20% in the 1999 First Three Quarters.

     Expenses. Selling and marketing expenses decreased 34% to approximately $494,000 in the 1999 First Three Quarters from approximately $747,000 in the 1998 First Three Quarters. The majority of this decrease is attributable to an overall reduction in expenditures for advertising and promotion. General and administrative expenses increased 18% during the 1999 First Three Quarters as compared to the 1998 First Three Quarters.

     Other (Expense). Other (Expense) decreased to approximately ($50,000) in the 1999 First Three Quarters from approximately ($1,133,000) in the 1998 First Three Quarters, primarily due to a non-recurring $1,122,913 investor relations expense incurred in the third quarter of 1998. See Note 11 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from approximately $320,000 at December 31, 1998 to approximately $684,000 at September 30, 1999. The Company received approximately $2,100,000 in net cash proceeds from financing activity during 1999, including (i) an offering of convertible preferred stock (see Note 10 to the Financial Statements), (ii) the exercise of certain stock options (see Note 11 to the Financial Statements), and (iii) a private placement of common stock and warrants in September 1999 (see Note 13 to the Financial Statements). Most of this cash increase was consumed in continuing losses from operations, capital expenditures and debt repayment. Additionally, $250,000 was used to redeem a portion (250 shares) of the outstanding convertible preferred stock. Subsequent to the end of the 1999 Quarter, the Company repurchased an additional 675 shares of preferred stock for an aggregate of $558,750. The Company anticipates redeeming additional shares of preferred stock if and when sufficient funds become available. The Company has received commitments for an additional $300,000 in common stock and warrants, which are expected to be received in December 1999. Additional funds may be received from time to time from the exercise of warrants issued to the private placement investors. The Company is also seeking additional equity financing from other sources.

     The Company's principal borrowings currently consist of a promissory note issued in connection with the purchase of certain bottle making equipment in September 1997. The Company issued to the seller of the equipment a promissory note in the original principal amount of $825,000. The balance of this note is payable in three annual installments of $165,000, plus interest at the annual rate of 5% on the unpaid principal balance. The first such installment is due in September 2000.

     The Company acquired approximately $302,000 of capital assets for non-cash consideration in June 1999 related to the purchase of the operating assets of Ali'i. (See Note 12 to the Financial Statements). The Company acquired approximately $302,000 of additional capital assets (equipment and intangibles) for cash during the 1999 First Three Quarters, compared to approximately $309,000 in net capital expenditures in the 1998 First Three Quarters. In addition, the Company relocated its executive offices to a larger facility in Pearl City subsequent to the end of the 1999 Quarter. Leasehold improvements relating to this new facility aggregated approximately $25,000. In connection with this move, the Company is also updating its computer system (hardware and software) at an aggregate cost of approximately $25,000.

     During the 1999 First Three Quarters, the Company purchased for $150,000 the beverage products name, trademark and all rights related to a line of herbal beverages. Additionally, approximately $9,000 of related legal fees were incurred. These expenditures have been recorded in the Company's records at September 30, 1999 as an intangible asset. See Note 5 to the Financial Statements. The Company intends to introduce this product line into selected areas over the next year.

     The Company does not believe that cash on hand will be sufficient to fund operations until such time as the Company is able to generate positive cash flow from operations. Therefore, the Company will need to raise additional capital. The Company is currently negotiating with certain sources concerning additional equity investments. However, there can be no assurance that such capital will become available on acceptable terms. The Company does not anticipate obtaining bank financing at this time.

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

     The Company has completed an inventory and risk assessment of its own internal IT Systems, Facilities Systems, and equipment that it believes could be adversely affected by the Year 2000 Issue, and believes (except for certain computer accounting software upgrades to be purchased in November
1999) that its own internal systems are, at present, substantially compliant based upon internal system tests, currently available information and reasonable assurance by its equipment and software vendors. The cost to remediate any Year 2000 Issues with regard to the Company's IT, Facilities Systems and equipment is not material.

     In the third quarter of 1999, the Company began sending questionnaires to and/or contacting its outside vendors and customers regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors and customers. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors are dependent, will accomplish adequate remediation of the their Year 2000 Issue. Except for the Company's public utility service vendors, who have indicated that they expected to be in compliance by mid-1999, the Company believes that, should a Year 2000 Issue exist with respect to any of the Company's major outside vendors, alternative vendors are readily available that could furnish the Company with similar supplies or services without undue cost or expense. However, with respect to customers, there can be no assurance that a major Year 2000 Issue would not materially impact the Company's operations.

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

                           PART II: OTHER INFORMATION


ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In August 1999, the Company issued 500 shares of Series A Convertible Preferred Stock to an institutional investor. In September 1999, the Company issued an aggregate of 850,000 shares of Common Stock and warrants to purchase an aggregate of 1,416,666 additional shares of Common Stock to a group of private investors and the Company's chief executive officer. In September 1999, the Company also issued 100,000 shares of Common Stock to the owners of a bottling company as partial consideration for services rendered pursuant to a co-packing agreement. During the third quarter of 1999, the Company also granted non-qualified stock options to purchase an aggregate of 2,700 shares of Common Stock to its non-employee directors. The Company also issued 2,695 shares of Common Stock and non-qualified options to purchase an additional 12,500 shares to a professional advisor. All of the foregoing transactions were exempt from registration under the Securities Act of 1933 as amended, by virtue of Section 4(2) hereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

         4.1 Form of Common Stock Purchase Warrant ($1.00 exercise price) issued in $850,000 private offering in September 1999.

         4.2 Form of Common Stock Purchase Warrant ($1.50 exercise price) issued in $850,000 private offering in September 1999.

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K

         Current Report dated September 29, 1999 relating to an $850,000 private placement of Common Stock and warrants and the redemption of certain shares of Series A Convertible Preferred Stock.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                      HAWAIIAN NATURAL WATER COMPANY, INC.
                                  (Registrant)




November 12, 1999      By: /s/ MARCUS BENDER
                          ----------------------
                          Marcus Bender
                          President & Chief Executive Officer



November 12, 1999      By: /s/ WILLARD D. IRWIN
                          -----------------------
                          Willard D. Irwin
                          Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------

4.1 Form of Common Stock Purchase Warrant ($1.00 exercise price) issued in $850,000 private offering in September 1999.

4.2 Form of Common Stock Purchase Warrant ($1.50 exercise price) issued in $850,000 private offering in September 1999.

27.1       Financial Data Schedule
