Form 10KSB
period 1999-12-31
HAWAIIAN NATURAL WATER CO INC
filed 2000-03-31
CIK 1025787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

 /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

 / /    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-29280

                            ------------------------

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                 (Name of small business issuer in its charter)

                  HAWAII                                        99-0314848
        (State or jurisdiction of                            (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                              98-746 KUAHAO PLACE
                            PEARL CITY, HAWAII 96814
                    (Address of principal executive offices)

                                 (808) 483-0520
                           Issuer's telephone number

                            ------------------------

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF EXCHANGE THE ACT:
                           COMMON STOCK, NO PAR VALUE
             REDEEMABLE COMMON STOCK PURCHASE WARRANTS ("WARRANTS")
                                (Title of Class)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  YES: /X/  NO / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $3,050,383

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,766,277 of March 27, 2000.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,606,727 shares of Common Stock, 219 shares of Series A Convertible Preferred Stock, and 100 shares of Series B Convertible Preferred Stock as of March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's definitive proxy statement to be filed with the Commission in connection with the 2000 Annual Meeting of Stockholders and Registrant's Registration Statement on Form SB-2 (File No. 333-18289) are incorporated by reference into Part III of this Report.

    Transitional Small Business Disclosure Format (check
one):  YES / /  NO: /X/
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    GENERAL. Hawaiian Natural Water Company, Inc. (together with its subsidiary, the "Company") produces and sells bottled water under the "Hawaiian Springs,-TM-" "Ali'i" and "Aloha" names and a line of herbal beverages under the "East Meets West XEN-TM-" name.

    The Company's Hawaiian Springs-TM- brand is the only bottled "natural" water available from Hawaii. All other bottled waters produced in Hawaii contain "purified" water, from which chemicals and minerals have been removed by means of reverse osmosis filtration. Purified waters are often drawn from municipal water sources.

    The Company draws its Hawaiian Springs-TM- water from a well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the Big Island of Hawaii. The water is "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are manufactured at the Company's bottling facility. PET products under the Ali'i name are bottled at the same facility, using purified water.

    The Company was incorporated in Hawaii in September 1994, and began commercial operations in February 1995. From inception until mid-1999, the Company was involved exclusively in the sale of PET products under the Hawaiian Spings-TM- name. In June 1999, the Company entered the home and office delivery market through the acquisition of Ali'i Water Bottling Co., Inc. ("Ali'i"), a bottler of purified water under the Ali'i name. The operations of Ali'i consisted of a home and office delivery business on the Big Island of Hawaii and a line of PET products sold through retail channels in the Hawaiian islands. Upon completion of the acquisition, the Company consolidated the PET bottling operations of Ali'i into the Company's bottling facility in Kea'au. In March 2000, the Company expanded its home and office delivery business through the acquisition of Aloha Water Company, Inc. ("Aloha"), a major distributor of purified water under the Aloha name to the home and office market in the greater Honolulu area. The acquisition was accomplished by means of a merger of Aloha into a wholly owned subsidiary of the Company formed for the purpose. This subsidiary (renamed "Aloha Water Company, Inc.") continues to operate the Aloha business. As a result of these acquisitions, the Company believes that it is currently the second largest participant in the home and office delivery market in Hawaii, based upon total customer accounts.

    In January 2000, the Company expanded its product line beyond the water category through the introduction of a line of herbal beverages under the "East Meets West XEN-TM-" name. This beverage line consists of six natural juice flavors containing concentrated herbal extracts. The beverages are bottled in 20-ounce glass packaging, featuring unique oriental style graphics. The product is manufactured for the Company pursuant to a co-packing agreement with a Los Angeles area bottler. Initial sales efforts have concentrated on California and Hawaii, but the Company anticipates distribution in other major West Coast markets by the end of 2000.

    All of the Company's revenues for 1999 were generated from the sale of water products, since sales of East Meets West XEN-TM- products did not commence until January 2000. Approximately 95% of the Company's revenues for 1999 were attributable to the sale of PET products; the remaining 5% were derived from home and office delivery. Approximately 88% of the Company's PET sales were generated in Hawaii, approximately 3% on the U.S. Mainland, and approximately 9% in international markets (principally Guam, Japan, Thailand and the Middle
East).

    THE BOTTLED WATER MARKET. Since the mid-1970's the bottled water market has experienced substantial growth in the United States and most of the industrialized world. Concerns about municipal water quality combined with increased health awareness and the availability of light weight convenient packaging, such as plastic bottles, have fueled bottled water consumption in the United States and other industrialized nations. The bottled water market in the United States has grown from approximately 317 million gallons in 1976 to approximately 4.25 billion gallons in 1999.

From 1998 to 1999, per capita consumption increased by 11.5% to approximately
15.5 gallons. Currently, bottled water is one of the fastest growing segments of the beverage industry worldwide.

    The bottled water market is generally divided into two principal segments:
(i) retail and (ii) home and office delivery. In the retail segment, water is bottled at the manufacturer's bottling plant, packed into cases and sold through a distribution network to retail outlets for resale to consumers. Retail product is often distinguished by type of water (e.g., sparkling versus non-sparkling) and by type of bottle (e.g., PET versus glass). For several years, the fastest growing market within the retail segment has been the non-sparkling premium PET market (bottles of two liters or less are considered premium). This category has grown from approximately 230 million gallons nationwide in 1992 to approximately
1.3 billion gallons in 1999, up 25% in 1996, 29% in 1997, 31% in 1998 and 35% in
1999. The Company estimates the total retail market in Hawaii at approximately
5.8 million gallons (1,600,000 cases) per year and believes that sales of PET products continue to grow at a rapid pace. The cost of the bottle is typically the largest cost component in the manufacture of retail product, since a new bottle must be used for each unit of production. Empty bottles are not intended to be refilled and are not returned to the manufacturer. Competition in the retail market is regional, national and international in scope. Some of the best known brands, such as "Evian" and "Crystal Geyser," are shipped from a local bottling source for sale throughout the world.

    In the home and office delivery segment, water is bottled at the manufacturer's bottling plant in large (typically five gallon) bottles and delivered to the customer. The manufacturer services the customer on a periodic (typically weekly) basis by picking up empty bottles and replacing them with full ones. The empty bottles are returned to the bottling facility for refilling. The bottles are typically made of a hard, durable plastic designed for reuse at least 20 times. As a result, the cost of the bottle is a relatively small component in the cost of the finished product. Competition in the home and office market is inherently local, since the size and weight of the product and the need to service customers on a continuing basis require the manufacturer to be located within reasonable proximity to customers. Office accounts often service several or even large numbers of employees at a single location, and therefore typically involve larger or more frequent deliveries than home accounts.

    THE NUTRACEUTICAL MARKET. Nutraceutical beverages are typically juices or teas mixed with herbal extracts or other additives thought to have nutritional benefit. The nutraceutical market has recently emerged as a significant beverage category, anticipated by industry sources to grow at an annual rate of 25% and to reach over $300 million (wholesale) by the year 2003. Expanding interest among consumers in health and well-being is fueling growth in this market. Nutraceutical beverages are currently experiencing growing consumer demand in most large metropoplitan areas throughout the Mainland. The New York City and Los Angeles areas are currently the two largest markets. Consumer interest in these products has also emerged in Europe and the more developed countries in Asia.

    THE COMPANY'S NATURAL WATER SOURCE. The Company draws its natural water from a well at the base of the Mauna Loa mountain range in Kea'au (near Hilo) on the Big Island of Hawaii. The southeastern slopes of Mauna Loa, above Kea'au, are among the wettest places on earth, experiencing up to 225 inches of rainfall annually. Rainfall filters through the porous lava rock of the mountainside forming large underground reservoirs and aquifers that flow back into the ocean. This constant movement maintains the purity of the source and also accounts for the low mineral content of the water, which gives it its distinctively light or "young" taste.

    The Company's well is drilled to a depth of approximately 250 feet. The source is continuously recharged from rainwater at this level. Water is pumped from the well at the rate of approximately 250 gallons per minute. This water flow is more than adequate to satisfy the Company's maximum production capacity. The flow rate could be expanded, if desired, through the use of stronger pumping equipment. In 1998, the Company replaced its pumping equipment and refurbished its well shaft through the installation of new stainless steel casing.

    BOTTLING OPERATIONS. The Company currently has bottling facilities at three locations, one for retail PET production, located adjacent to the Company's well at Kea'au, and two others for home and office delivery, one serving the Big Island, and the other, Oahu. The Company's East Meets West XEN-TM- line is manufactured by a Los Angeles area bottler pursuant to a co-packing agreement.

    PET OPERATIONS. All of the Company's retail PET products are bottled at the Company's facility in Kea'au. These products consist of the Hawaiian Springs-TM-natural water line, the Ali'i purified water line and various limited production co-labelled products.

    The Company's PET bottling operations consist of three processes: bottle manufacturing, filling and packing. The Company currently manufactures all of its own PET bottles, utilizing blow molding equipment installed at the Company's bottling facility in Kea'au. This equipment has a normal annual capacity of approximately 18 million bottles. The Company purchased the equipment in September 1997, for an aggregate of $1.2 million, payable in installments over five years. See Note 4 to the Financial Statements. In March 1999, the Company purchased additional blow molding and bottling equipment for the production of its new 5 liter product (see below). This equipment is installed as a separate bottling line at the Kea'au bottling facility.

    Bottles manufactured by the Company can either be fed directly onto the bottling line or stored for later use. The Company's bottling line is a fully automated conveyor system which moves the bottles through continuous stages of production: rinsing, filling, labelling and capping. Finished bottles are date stamped and conveyed into the packing room, where they are packed by machine into cardboard cases and placed onto pallets for immediate shipment or storage. The Company stores finished goods inventory at its Kea'au facility and also maintains approximately one month's supply of finished goods in inventory at its headquarters facility in Pearl City. See "Item 2. Description of Property."

    Most of the Company's PET product is sold in standard sizes of 0.33, 0.5,
1.0 and 1.5 liters. All sizes come with tamper-proof caps. Sports caps are also available on 1.0 liter bottles. Since the fall of 1999, the Company has also been offering its Hawaiian Springs-TM- brand in a 5 liter PET bottle. The Company believes that it is the only bottler in the United States offering water in this package. Sales of 5 liter product to date have been strong, and the Company foresees growing demand for this product in the future.

    HOME AND OFFICE DELIVERY. The Company has two home and office bottling facilities, one in Kailua-Kona, serving customers on the Big island, and another in Waipahu (near Pearl City) on Oahu, serving customers in the greater Honolulu area. The Company expects to relocate the bottling operations from Waipahu to the Company's headquarters facility in Pearl City as soon as practicable. The Kailua-Kona facility produces water under the Ali'i name; the Waipahu facility produces water under the Aloha name. Both are purified water products.

    The Kailua-Kona facility was acquired in June 1999 in connection with the acquisition of the business and operating assets of Ali'i Water Bottling
Co., Inc. ("Ali'i"), a company then owned by Dennis Harris, currently a director of the Company. The Waipahu facility was acquired in March 2000 in connection with the acquisition of Aloha Water Company, Inc. ("Aloha"). Daniel Gabriel, a founder and principal shareholder of Aloha is also a director of the Company and President of the Company's Aloha subsidiary. The Company believes that Aloha is the second largest competitor in the home and office market on Oahu, and that Ali'i is one of two principal competitors on the Big Island. Giving effect to both acquisitions, the Company believes that it is currently the second largest vendor in the home and office market in Hawaii, based upon total customer accounts. See Notes 3 and 13 to the Financial Statements.

    At both home and office facilities, the Company draws its water from municipal water sources. The water is "purified" through reverse osmosis filtration. The Company's automated bottling lines clean, fill and cap the bottles. Most of daily production is placed onto delivery vehicles for immediate delivery. The Company usually keeps only a few days of finished goods in inventory, which are stored at each bottling facility. Product is sold in various sizes ranging from 2 1/2 to 6 gallons. The most common size in the industry is 5 gallons. In addition to water, the Company also provides coolers or other dispensing equipment to its customers. This equipment may either be purchased or rented for a monthly fee. The Company owns substantially all of the equipment and delivery vehicles used in its home and office operations. The facilities are occupied pursuant to leases. See "Item 2. Description of Property." All of the Company's deliverymen are Company employees.

    EAST MEETS WEST XEN-TM-. The Company's East Meets West XEN-TM- beverage line is currently offered in 20-ounce glass bottles. Product is manufactured for the Company by a Los Angeles area bottler pursuant to a long-term co-packing agreement. Pursuant to this agreement, the bottler manufactures product based upon the Company's formulations and stores the product in its warehouse pending shipment. In exchange, the bottler is entitled to receive cash compensation in an amount equal to its actual production costs, plus a specified mark-up. The bottler is also entitled to receive a specified premium per case, payable quarterly in common stock of the Company, valued at its trading price (as defined) at the time of issuance.

    DISTRIBUTION. PET PRODUCTS. The Company distributes its PET products primarily in Hawaii and to a limited extent on the U.S. Mainland and in certain international markets (currently Guam, Japan, Thailand, and the Middle East). A majority of the Company's product is sold through retail channels such as convenience stores and supermarkets, although the Company also sells through food service outlets such as restaurants, bars, airlines, hotels and country clubs. Food service distribution was the fastest growing segment of the Company's business in 1999. The Company's product is currently distributed on Japan Airlines (flights departing Hawaii), Aloha Air (Continental flights and flights to Micronesia) and Continental Airlines/Air Micronesia (flights departing Hawaii and flights departing New York, Houston and Los Angeles for Hawaii). The product is also sold at the Mauna Lani Golf Course and other prestigious golf courses on the Big Island of Hawaii, as well as military commissaries in Hawaii.

    Paradise Beverages ("Paradise"), one of Hawaii's largest beverage wholesalers, acts as the Company's retail distributor throughout Hawaii. The Company has also appointed several other distributors to cover food service markets in Hawaii not normally covered by Paradise. In addition, the Company has entered into broker agreements in Hawaii to support the sales efforts of the Company's distributors. Sales in Hawaii accounted for approximately 88% of the Company's PET revenue during 1999.

    Sales to the Mainland accounted for approximately 3% of the Company's PET revenue during 1999. The Company's primary marketing efforts on the Mainland are directed toward niche markets, with special emphasis on the specialty and natural food markets. The Company believes that demand for its product is enhanced in these markets due to consumer focus on quality and willingness to pay a premium for products perceived as superior. An additional niche market being cultivated by the Company is the health and fitness club market.

    The Company's largest international markets are currently Guam, Thailand and Japan. Distribution in Thailand is handled through an exclusive distribution agreement with Sahapathanapibul Public Co., Ltd.--a major consumer products distributor. In Japan the Company has established an importer relationship with Brother International, a well-known company with wide-ranging business. International sales accounted for approximately 9% of the Company's PET revenue in 1999.

    EAST MEETS WEST XEN-TM-. Sales of the Company's East Meets West XEN-TM-line commenced in January 2000. Sales efforts to date have concentrated on California and Hawaii. Distribution of the Company's product is being handled by a network of beverage distributors and to a lesser extent food service distributors. Depending upon the initial success in these channels and available financing, the

Company may seek to introduce the product into supermarket chains. The Company currently has distribution arrangements with six beverage distributors and two major food service distributors in Southern California. An additional six beverages distributors in Southern California and Nevada are expected to launch the product within the next six weeks. Distribution in Hawaii is being handled by Paradise and two food service distributors.

    MARKETING. PET PRODUCTS. The Company's marketing program for its PET products concentrates on selling efforts by its distributors and brokers as well as attendance at trade shows and events. In Hawaii, the Company has promoted its product through sales to airlines, hotels, country clubs and other such customers which enhances the visibility of the Company's product.

    On the Mainland, substantial marketing and promotional expenditures are typically required in order to obtain widespread distribution through the largest retail outlets, such as supermarkets. Supermarkets, especially in California, typically charge entry or "slotting fees" in exchange for introducing new and untested products. Even after a successful introduction, continuing expenditures for in-store promotions and coupon programs are generally required in order to maintain shelf space for these products. Such promotional programs often need to be supported by widespread marketing campaigns (e.g. television, radio or print advertising) which can be very costly. The Company has lacked the financial resources required to maintain such a mass marketing campaign. Accordingly, the Company's marketing strategy for the Mainland has been directed toward niche markets, with special emphasis on the specialty and natural food markets. The Company has appointed five distributors specializing in these markets in California, Texas, New York and New Jersey. A related niche market receiving attention is the health and fitness market. The Company is the "official water" of SPINNING-TM-, an indoor cycling exercise program featured in health clubs in 60 countries. The Company is also the "official water" of the Hawaiian Tropic-TM- Pageant, the second largest beauty pageant system in the world, which gives the Company advertising exposure at over 1,700 pageant events each year.

    Another component of the Company's marketing strategy has been the development of custom labels bearing recognizable images or logos licensed from third parties. This "co-branding" strategy enables the Company to benefit from the market recognition established by the licensor. The Company's current licenses include the right to use Sanrio's Hello Kitty-TM- character in selected territories and the artwork of Christian Riese Lassen on a worldwide basis. Hello Kitty-TM- merchandise is highly popular among young children and teenagers in the United States and Asia. Mr. Lassen's artwork is widely known and sought after, especially in Japan. The Company believes that these licensing arrangements will enhance its ability to penetrate foreign markets, especially in Asia. The Company is required to pay royalties based upon a specified percentage of sales under both agreements.

    The Company has also entered into marketing contracts with several celebrities to represent the Company's products in television and radio appearances.

    EAST MEETS WEST XEN-TM-. Marketing for the Company's East Meets West XEN-TM- line is primarily based upon sales efforts by distributors and by Company sales representatives who may accompany distributors on sales calls. New accounts are typically offered free merchandise or other allowances in connection with their first order. The Company also provides point of sale marketing materials, in-store sampling and displays to enhance consumer interest. The Company utilizes a program of prizes, bonuses and awards to incentivize distributors to open and grow new accounts.

    HOME AND OFFICE DELIVERY. Marketing efforts in this segment rely primarily upon customer referrals, display of Company logos on delivery vehicles and bottles, advertising in certain mass print media, such as the Yellow Pages and appearances at trade shows and events. The Company also expects to develop its office delivery business through the extension of customer relationships in its PET product line.

    GOVERNMENTAL REGULATION; QUALITY CONTROL. The bottled water industry is highly regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure the quality of the product and the truthfulness of its marketing claims, require the Company to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the Company's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the Hawaii Department of Health requires weekly microbiological testing of the Company's well water and finished product, as well as monthly inspection of its production line.

    The Company's PET bottling facility has an on-site laboratory, where samples of its finished product are visually and chemically tested daily. The Company also utilizes an outside state certified laboratory to test samples from each production run. In addition, the Company's production line is subject to constant visual inspection. The Company believes that it meets or exceeds all applicable regulatory standards concerning the quality of its water.

    The Company is also subject to regulation by the Food and Drug Administration (the "FDA"), which regulates the Company's packaging and labeling practices. Separate regulations apply to water and nutraceutical products. The Company has met all FDA requirements for the labeling of its water as "natural" and "bottled at the source." "Natural" signifies that the chemical composition and mineral content of the bottled water are the same as those at the source. This contrasts with "purified" water from which chemicals and minerals have been removed by means of reverse osmosis filtration. "Bottled at the source" signifies that the water is pumped directly from the source to the bottling facility, thereby eliminating handling and transportation procedures which might lead to contamination. The Company's Hawaiian Springs-TM- products have also been certified as Kosher by the Union of Orthodox Jewish Congregations of America.

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

    COMPETITION. PET PRODUCTS. The retail PET water market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are price, brand recognition, water source and packaging. Price competition has become more pronounced as the industry has matured. The Company seeks to develop recognition for its Hawaiian Springs-TM- brand based upon its unique water source. The Company generally prices this product at or slightly below the price for other premium brands. Competition in the market for the Company's Ali'i brand is largely based upon price.

    The Company sells most of its product in Hawaii but also seeks to compete on the Mainland and in foreign markets. See "Distribution." Competition is international in scope, even in Hawaii, where the Company competes primarily with large, established foreign and domestic companies, as well as local competitors. The most popular brands of natural water sold in Hawaii include "Crystal Geyser," "Arrowhead," and "Alhambra" (all bottled on the Mainland) and "Evian" (bottled in France), as well as local brands, such as "Menehune," "Hawaiian Isles" and "Hawaii." All local bottlers, except the

Company, sell "purified" municipal water, not "natural" or "spring" water. The Company is the only producer of natural water from Hawaii. The Company believes that it is likely to remain the only such producer, at least for some time, because of zoning, water use and other restrictions currently in effect which make development of a competing natural water source difficult.

    HOME AND OFFICE DELIVERY. Competition in the home and office delivery market is inherently local. None of the major national or international competitors in the PET products market offer home and office delivery in Hawaii. Competition in the market is generally limited by island. The largest market is on Oahu, where the bulk of Hawaii's population resides. "Menehune" is currently the largest competitor in this market. Significant markets also exist on the Big Island, Maui and Kauai. The Company is currently the second largest competitor on Oahu and one of two principal competitors on the Big Island.

    EAST MEETS WEST XEN-TM-. The nutraceutical beverage market is still a young and developing market with a limited number of national or international competiitors. Competition is primarily based upon brand recognition, packaging, taste and ingredients. The Company seeks to compete primarily on the basis of taste and distinctive packaging. Currently, the best selling brand of herbal juices is the "SOBE" brand, which competes directly with the Company's product. "AriZona" is currently the best selling brand of herbal tea. "Snapple" and "Hansen's Natural" have recently extended their product lines to include nutraceutical beverages. "Red Bull," an energy drink originated in Asia, is currently popular in Europe as well as the United States.

    EMPLOYEES. The Company has 8 employees at its executive offices in Honolulu, 27 employees at its PET bottling facility in Kea'au, 6 employees at its home and office facility in Kailua-Kona and 18 employees at its home and office facility in Waipahu. See "Item 2. Description of Property." The Company also has two sales representatives dedicated to the East Meets West XEN-TM-line. The Company's employees are not unionized, and the Company has not experienced any work stoppages or strikes as a result of labor disputes. The Company considers its relations with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company currently operates four leased facilities: (i) a PET bottling facility in Kea'au on the Big Island of Hawaii, (ii) a headquarters facility in Pearl City (outside Honolulu), and (iii) two home and office bottling facilities, one in Kailua-Kona on the Big Island and the other in Waipahu (near Pearl City) on Oahu. The Company also stores limited amounts of finished goods inventory in temporary storage facilities located in Los Angeles, Houston and New Jersey.

    The Company's PET bottling facility is located on approximately 14.5 acres in Kea'au (near Hilo) on the Big Island. The facility consists of an approximately 8,000 square foot renovated concrete building which houses the Company's bottle manufacturing, filling and packing operations, and several adjacent warehouse structures. The property is located within an agricultural zone, but has been granted a Special Use Permit by the County of Hawaii for water extraction and bottling operations. The Special Use Permit is of perpetual duration, so long as the conditions to its effectiveness have been met. The Company is currently in compliance with all of these conditions and does not anticipate any material difficulties in compliance in the indefinite future. See "Item 1. Description of Business--Bottling Operations--PET Operations."

    The bottling facility and surrounding property, including the water source and pumping equipment, are owned by Hawaii Brewery Development Co., Inc. ("HBDC"), a principal stockholder of the Company owned by two of the Company's officers and directors. The facility is leased from HBDC pursuant to a long-term lease agreement (the "HBDC Lease"). The HBDC Lease provides for an initial term of 50 years commencing on October 1, 1994, which may be extended at the option of the

Company for an additional 50 years. The HBDC Lease requires the Company to pay rent to HBDC on a monthly basis at a rate equal to the greater of (i) a certain base rent (the "Base Rent"), or (ii) 2% of the Company's net revenues (as defined). The Base Rent is currently $5,355 per month. The HBDC Lease entitles the Company to exclusive use of the water source; provided, however, that HBDC may draw up to 50% of the water flow for use in beer brewing or other beverage production, but may not draw water for the sale of natural water. The Company believes that 50% of the water flow is adequate for the current and projected future needs of the Company's business. HBDC currently conducts no other activity on the leased premises, and the Company is not aware of any current plans by HBDC to conduct any other activities in the foreseeable future.

    In November 1999, the Company relocated its headquarter facility from Honolulu to a much larger facility in Pearl City. The facility consists of approximately 15,000 square feet of office and warehouse space. The Company incurred approximately $37,000 in leasehold improvement costs in 1999 to build out the office space at this facility. The warehouse space is used to store finished goods inventory of PET products as well as shipments of East Meets West XEN-TM-. The Company also anticipates relocating the Aloha bottling operations to this facility as soon as practicable. The Company leases this facility pursuant to a lease agreement (the "Headquarters Lease") with an initial term of 45 months (commencing November 1999). Rent under the Headquarters Lease is payable monthly at the rate of $6,800 per month through May 2001, $7,800 per month thereafter through May 2002 and $8,800 thereafter through May 2003.

    The Company's Ali'i home and office bottling operations are conducted in approximately 5,043 square feet of office and warehouse space in Kailua-Kona on the Big Island of Hawaii. This facility is leased on a month-to-month basis at a current rental rate of $1,866 per month. The Company's Aloha home and office bottling operations are conducted in approximately 7,500 square feet of office and warehouse space in Waipahu (near Pearl City) on Oahu. This facility is occupied pursuant to a lease (the "Aloha Lease") for a six year term, ending July 2003. The current rental rate is $6,075 per month, subject to annual adjustments on August 1 of each year. This facility was acquired by the Company in connection with the acquisition of Aloha Water Company, Inc. in March 2000. The Company anticipates terminating the Aloha Lease as soon as practicable and relocating the Aloha bottling line to the Company's headquarters facility. The payment of a termination fee (of which the Company has agreed to pay up to $30,000) may be required upon early termination of the Aloha Lease.

    The Company's temporary storage facilities in Los Angeles, Houston and New Jersey are leased on a month-to-month basis.

    In the opinion of management, all of the Company's facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) The Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol HNWC from May 1997, until October 5, 1999. The Company's Common Stock was delisted from the Nasdaq SmallCap Market, effective as of the close of business on October 5,1999, pursuant to the decision of a Nasdaq panel that the Company had failed to meet certain continued listing requirements. The Company has appealed this decision, which is set for review by the Nasdaq Listing and Hearing Review Council. The Company made a written submission in support of its appeal on March 20, 2000. Since October 6, 1999, the Company's Common Stock has been quoted on the OTC Bulletin Board. The following table sets forth the high and low closing bid prices for the Company's Common Stock during the periods indicated as reported by Nasdaq, and the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions:

                                                                 HIGH           LOW
                                                              -----------   -----------
1999:
First Quarter...............................................  4 1/8         2 1/2
Second Quarter..............................................  2 11/16        9/16
Third Quarter...............................................  1 5/16         1/2
Fourth Quarter..............................................  1              9/32

1998
First Quarter...............................................  2 15/16       1 15/16
Second Quarter..............................................  2 1/16        1 1/4
Third Quarter...............................................  4 3/4         1 7/16
Fourth Quarter..............................................  4 3/8         3

    The last sales price for the Company's Common Stock, on the OTC Bulletin Board on March 27, 2000, was $1.00.

    The Company had approximately 32 stockholders of record as of March 22, 2000 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

    The Company has never paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings it may generate in the foreseeable future to finance the development and expansion of its business.

    During the year ended December 31, 1999, the Company granted to certain employees and consultants stock options to purchase an aggregate of 306,500 shares of Common Stock at an exercise price of $4.00 per share. An optionholder exercised options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share. The Company has also affected an offering of Series A Convertible Preferred Stock and of Units, consisting of Common Stock and Warrants during the year. See Note 2 to the Financial Statements. All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," ANTICIPATE," "INTEND"

OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING:
ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES AND THE COMPANY'S POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN BASED UPON ITS EXISTING CAPITAL RESOURCES; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS, IN THE MARKET FOR THE COMPANY'S SECURITIES AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR NETWORK; POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL REGULATION IN THE U.S. OR ABROAD; AND POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales increased 69% to approximately $3,050,000 for the fiscal year ended December 31, 1999 ("1999") from approximately $1,810,000 for the fiscal year ended December 31, 1998 ("1998"). $2,903,000 (95%) of net sales in 1999 were derived from sales of PET products. The remaining $147,000 (5%) in net sales were derived from home and office delivery operations, which commenced in July 1999 following the acquisition of Ali'i. Sales of the Company's East Meets West XEN-TM- herbal beverage line did not commence until January 2000. The increase in net sales in 1999 was due primarily to a 56% increase in unit sales of PET products to approximately 481,000 cases in 1999 from approximately 309,000 cases in 1998. The average net sales price per case increased approximately 3% in 1999 compared to 1998, due to a reduction in sales returns and a decrease in the average sales discounts and freight out per case, partially offset by an increase in promotional allowances per case. Sales in the Hawaiian market accounted for approximately 88% of PET sales in 1999, compared to approximately 76% in 1998. Sales to the Mainland accounted for approximately 3% of PET sales in 1999, compared to approximately 7% in 1998. International sales accounted for approximately 9% of PET sales in 1999, compared to approximately 17% in 1998. The Company believes that the outlook for its PET products in Asia is still promising but that the development of these markets may take longer than originally anticipated, given the Company's limited financial resources and economic conditions in Asia which are somewhat resistive to the sale of an imported premium priced product. The Company anticipates introducing its East Meets West XEN-TM- line into Japan in 2000 and believes that the market there will be receptive to this product. Initially, the Company's primary target markets for this product line will be the West Coast and Hawaii. The Company anticipates growth in its home and office delivery business within the next several years. The Company has recently developed a significant presence in this business in the Honolulu area as a result of the acquisition of Aloha in March 2000. The Company will consider other acquisition in the home and office segment in the future, based upon the availability of attractive opportunities and adequate financing.

    COST OF SALES. The Company's aggregate cost of sales increased 47% in 1999 compared to 1998, while aggregate net sales increased 69%. The primary component in PET cost of sales is the production cost of finished bottles. The average cost per bottle declined approximately 14% in 1999 compared to 1998 due to lower unit costs of bottle pre-forms, labels, packaging costs and labor. These direct cost reductions were partially offset by increased depreciation, warehouse rent and utilities. For 1999, the Company's bottling facility operated at 60% of normal capacity compared to 39% in 1998.

    EXPENSES. Selling and marketing expenses decreased 33% to approximately $661,000 in 1999 from approximately $982,000 in 1998, primarily as a result of a decrease in advertising and promotional expenses, event activities, travel and consulting expenses. The Company utilized significant consulting services in 1998 in the development of its marketing and distribution strategy. The Company has reduced or terminated most of these consulting arrangements.

    General and administrative expenses increased 13% to approximately $1,436,000 in 1999 from approximately $1,266,000 in 1998. The majority of this increase was due to increased legal and accounting fees resulting from the unusually large volume of financing and acquisition transactions during the year. Additionally, in 1998, the Company received a $73,450 payment in settlement of the termination of a distribution agreement. That payment was recorded in 1998 as a reduction of general and administrative expenses incurred in 1997 in support of that agreement. See Note 7 to the Financial Statements.

    OTHER INCOME (EXPENSE). Investor relations expense in 1998 was due to the engagement of the Company's financial public relations advisor in July 1998. The Company issued to this advisor, as its sole compensation, 100,000 shares of Common Stock and options to purchase an aggregate of 565,000 additional shares of Common Stock. The Company recorded the fair market value of these securities as a charge to income in the third quarter of 1998. See Note 2a to the Financial Statements. Interest (expense) decreased to approximately $(81,000) in 1999 from approximately $(96,000) in 1998. Interest expense in 1999 was due primarily to interest on capitalized leases and the note due on the Company's blow molding equipment. See Note 4a to the Financial Statements.

    PREFERRED STOCK DIVIDEND. Primarily as a result of the amortization of the beneficial conversion feature and redemption of the Series A Preferred shares, the Company recorded an aggregate preferred dividend of $416,379 during 1999. There was no Preferred Stock outstanding in 1998. See Note 2b to the Financial Statements.

    NET LOSS AND NET LOSS PER SHARE. Due to the foregoing, the Company incurred a net loss of $(1,581,943), and net loss available to common shareholders of $(1,998,322) or $(.45) per share, in 1999 compared to a net loss of $(3,266,452), or $(.83) per share, in 1998. Weighted average shares outstanding increased to 4,476,554 in 1999 from 3,949,454 in 1998. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were approximately $9,000 at December 31, 1999, compared to approximately $320,000 at December 31, 1998. During 1999, the Company raised an aggregate of approximately $2,305,000 in equity financing (net of offering costs). As of December 31, 1999 these proceeds had been substantially consumed as a result of (i) redemptions of outstanding securities,
(ii) capital expenditures and (iii) losses from operations.

    In 1999, the Company obtained equity financing from three transactions or related series of transactions: (i) In January 1999, the Company received $125,000 from the exercise of certain options previously granted to its financial public relations advisor. See Note 2a to the Financial Statements;
(ii) In March and August 1999, the Company received an aggregate of approximately $1,150,000 in net proceeds from the sale of 1,250 shares ($1,000 liquidation preference per share) of Series A Convertible Preferred Stock (the "Series A Preferred") (and a warrant to purchase 100,000 shares of Common Stock) to an institutional investor (the "Series A Investor"). See Note 2b to the Financial Statements; and (iii) in September and December, the Company received an aggregate of $1,030,000 (net of expenses) from a private offering of an aggregate of 1,050,000 units (each, a "Unit") to a group of investors (including the Company's President (collectively, the "Units Investors")). The Units consisted of an aggregate of 1,050,000 shares of Common Stock and five year warrants to purchase an aggregate of 1,750,000 shares of Common Stock. See
Note 2c to the financial Statements. During the first quarter of 2000, the Company obtained equity financing from two additional transactions: (i) the Units Investors purchased an additional 200,000 Units and exercised an aggregate of 50,000 warrants, yielding an additional $250,000 in net proceeds to the Company; and (ii) in March 2000, the Company received $100,000 from the issuance of 100 shares of Series B Convertible Preferred Stock. Approximately $908,750 of these proceeds has been used to redeem an aggregate of 1,025 shares of Series A Preferred pursuant to redemption agreements with the Series A Investor. Giving effect to the conversion of six shares of Series A Preferred in August 1999, there are currently 219 shares of Series A Preferred outstanding. The Company has an option, exercisable through April 2000, to repurchase these shares at 100% of their liquidation preference amount.

    The Company had capital expenditures of approximately $451,000 in 1999, and approximately $840,000 in 1998. As of December 31, 199, the Company owed an aggregate of $495,000 on its bottling equipment, payable in three annual installments of $165,000 (plus accrued interest) commencing October 1, 2000. As of December 31, 1998 the Company owed approximately an additional $29,000 on other equipment. In June 1999, the Company acquired the operating assets and business of Ali'i for an aggregate of approximately $312,000. The consideration for these assets was paid entirely through the issuance of an aggregate of 263,040 shares of Common Stock. See Note 3 to the Financial Statements. In March 2000, the Company acquired Aloha in a merger transaction in consideration for the issuance of an aggregate of 750,000 shares of Common Stock and a promissory note in the original principal amount of $500,000 (the "Aloha Note"). The Aloha Note bears interest at the annual rate of 10% payable monthly and is due in full on April 1, 2001. The Aloha Note is secured by a first priority security interest in all of the outstanding stock of Aloha.

    During the next year the Company will need to raise additional capital at a minimum to repay outstanding indebtedness on its equipment and the Aloha Note due and to cover continuing losses from operations. In addition, the Company is seeking capital to fund the development of its East Meets West XEN-TM- line and the growth of its home and office delivery business. The Company is also committed to repurchasing the balance of the outstanding Series A Preferred ($219,000), subject to available financing. The Company does not currently anticipate obtaining bank financing or other debt financing to meet these requirements. The Company is currently negotiating with equity investors and believes that additional funding could become available from existing stockholders or from new sources. The Units Investors have informed the Company that they intend to exercise at least a portion of their outstanding warrants during the next several months. The Company has received expressions of interest from other investors as well. However, there can be no assurance that sufficient funds will become available to the Company on acceptable terms. If additional capital does not become available, the Company will have to rely upon cash generated from operations to meet its obligations. The Company believes that due to projected revenue growth from the sale of East Meets West XEN-TM- products, expansion into the home and office delivery business and continued growth in PET retail sales, its operating losses will narrow substantially and could be eliminated by the end of the year. However, if operating results do not improve as anticipated and if the Company is unsuccessful in raising additional capital as planned, the Company may not be able to continue as a going concern.

    Loss carryforwards available to offset future taxable income were approximately $6 million as of December 31, 1999. The Company is subject to Internal Revenue Code Section 382, which limits the Company's ability to utilize net operating losses generated prior to the close of the IPO (approximately
$2.9 million). The annual net operating loss limitation under Section 382 is approximately $361,000.

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

    The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business. The Company's borrowings bear interest at fixed annual rates. Changes in interest rates generally affect the fair value of such borrowings, but do not have an impact on earnings or cash flows. Because of the uncertainty with respect to the Company's ability to continue as a going concern, the fair value of the Company's financial instruments may be significantly different than their respective carrying values as of December 31, 1999.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the Company's 2000 Annual Meeting of Stockholders, under the headings "Election of Directors" and "Management."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         2.1            Merger Agreement and Plan of Reorganization (relating to the acquisition of Aloha Water Company, Inc. ("Aloha"))
                        (Incorporated by reference to Exhibit 2.1 to the
                        Registrant's Current Report on Form 8-K dated March 20, 2000
                        (the "March 2000 8-K"))

         3.1            Articles of Incorporation, as amended, of the Registrant
                        (Incorporated by reference to Exhibit 3.1 to the
                        Registrant's Annual Report on Form 10-KSB for the year ended
                        December 31, 1998 (the 1998 "10-K"))

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

         4.2            Specimen Stock Certificate for the Registrant's Series A
                        Convertible Preferred Stock (the ("Series A
                        Preferred")(Incorporated by reference to Exhibit 4.2 to the
                        Registrant's Current Report on Form 8-K dated March 12, 1999
                        (the "March 1999 8-K"))

         4.3 Resolutions setting forth the relative rights and preferences of the Series A Preferred (Incorporated by reference to Exhibit 4.1 to the March 1999 8-K)

         4.4            Specimen Stock Certificate for the Registrant's Series B
                        Convertible Preferred Stock (the "Series B Preferred")

         4.5 Resolutions setting forth the relative rights and preferences of the Series B Preferred

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         4.6            Warrant Agreement between the Registrant and Continental
                        Stock Transfer & Trust Company, as Warrant Agent
                        (Incorporated by reference to Exhibit 4.2 to the June
                        1997 10-Q)

         4.7            Specimen Warrant Certificate (Incorporated by reference to
                        Exhibit 4.3 to the June 1997 10-Q)

         4.8            Underwriter's Warrant Agreement between the Registrant and
                        Joseph Stevens & Company, Inc. (Incorporated by reference to
                        Exhibit 4.4 to the June 1997 10-Q)

         4.9            Underwriter's Warrant Certificate (Incorporated by reference to Exhibit 4.5 to the June 1997 10-Q)

         4.10           Warrant Agreement between the Registrant and Amro
                        International, S.A. (Incorporated by reference to Exhibit 4.3 to the March 1999 8-K)

         4.11           Form of Common Stock Purchase Warrant ($1.00 exercise price)
                        issued to investors in September 1999 private offering
                        (Incorporated by reference to Exhibit 4.1 to the
                        Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 (the "September 1999 10-Q"))

         4.12           Form of Common Stock Purchase Warrant ($1.50 exercise price)
                        issued to investors in September 1999 private offering
                        (Incorporated by reference to Exhibit 4.2 to the September
                        1999 10-Q)

        10.1            Lease Agreement dated October 3, 1994, as amended, between the Registrant as Lessee and Hawaii Brewery Development Co.,
                        Inc. as Lessor (Incorporated by reference to Exhibit 10.1
                        to the Registrant's Registration Statement on Form SB-2
                        (File No. 333-18289)(the "Form SB-2")

        10.2 Master Lease Agreement No. A2500, dated December 8, 1994, between the Registrant and First Hawaiian Leasing and related agreements (Incorporated by reference to Exhibit 10.4 to the Form SB-2)

        10.3            Employment Agreement, dated October 10, 1996, between the
                        Registrant and Marcus Bender (Incorporated by reference to Exhibit 10.5 to the Form SB-2)

        10.4            Stock Option Agreement, dated October 10, 1996, between the
                        Registrant and Marcus Bender (Incorporated by reference to
                        Exhibit 10.6 to the Form SB-2)

        10.5            Employment Agreement between Aloha Water Company, Inc. and
                        Daniel Gabriel (Incorporated by reference to Exhibit 10.1 to the March 2000 8-K)

        10.6            1998 Stock Option Plan (Incorporated by reference to
                        Exhibit 10.1 to the Registrant's Quarterly Report on
                        Form 10-QSB for the quarter ended June 30, 1998 (the "June
                        1998 10-Q"))

        10.7            Underwriting Agreement between the Registrant and Joseph
                        Stevens & Company, Inc. (Incorporated by reference to
                        Exhibit 10.1 to the June 1997 10-Q)

        10.8            Financial Advisory and Consulting Agreement between the
                        Registrant and Joseph Stevens & Company, Inc. (Incorporated
                        by reference to Exhibit 10.2 to the June 1997 10-Q)

        10.9            Asset Purchase Agreement between the Registrant and Bottles
                        Packaging, Inc. ("BPI") (Incorporated by reference to
                        Exhibit 10.1 to the Registrant's Current Report on Form 8-K
                        dated October 7, 1997 (the "October 1997 8-K"))

        10.10           Bill of Sale between the Registrant and BPI (Incorporated by reference to Exhibit 10.2 to the October 1997 8-K)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.11           Promissory Note evidencing an aggregate of $825,000 in
                        indebtedness of the Registrant to BPI (Incorporated by
                        reference to Exhibit 10.3 to the October 1997 8-K)

        10.12 Security Agreement between the registrant and BPI securing the obligations of the Registrant to BPI under the Promissory Note (Incorporated by reference to Exhibit 10.4 to the October 1997 8-K)

        10.13           Letter Agreement between the Registrant and 8607 Colonial
                        Group, Inc. ("Colonial") (Incorporated by reference to
                        Exhibit 99.1 to the June 1998 10-Q)

        10.14           Option Agreement between the Registrant and Colonial
                        (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File
                        No. 333-63827))

        10.15           Asset Purchase Agreement by and among the Registrant, Ali'i
                        Water Bottling, Inc. ("Ali'i") and Dennis Harris
                        (Incorporated by reference to Exhibit 10.1 to the
                        Registrant's Current Report on Form 8-K dated June 30, 1999
                        (the "June 1999 8-K"))

        10.16           Bill of Sale between the Registrant and Ali'i (Incorporated by reference to Exhibit 10.2 to the June 1999 8-K)

        10.17           Co-Packing Agreement between the Registrant and Langer Juice
                        Company, Inc.*

        10.18 Secured Exchangeable Promissory Note (the "Aloha Note") issued to the stockholders of Aloha (Incorporated by reference to Exhibit 4.1 to the March 2000 8-K)

        10.19           Pledge and Security Agreement securing the Aloha Note
                        (Incorporated by reference to Exhibit 4.2 to the March 2000
                        8-K)

        21 Subsidiaries--Aloha Water Company, Inc., a Hawaii corporation, is a wholly-owned subsidiary.

        23.1            Consent of Arthur Andersen LLP

        27.1            Financial Data Schedule

------------------------

* Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

                                                     HAWAIIAN NATURAL WATER COMPANY, INC.
                                                     (REGISTRANT)

                                                     By:                /s/ MARCUS BENDER
                                                          --------------------------------------------
                                                                          Marcus Bender
                                                              PRESIDENT & CHIEF EXECUTIVE OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                  /s/ MARCUS BENDER
     -------------------------------------------       Chief Executive Officer and     March 29, 2000
                    Marcus Bender                        Director

                  /s/ WILLARD IRWIN
     -------------------------------------------       Chief Financial Officer         March 29, 2000
                     David Laeha

                  /s/ BRIAN BARBATA
     -------------------------------------------       Director                        March 29, 2000
                    Brian Barbata

                /s/ KEIJIRO SORIMACHI
     -------------------------------------------       Director                        March 29, 2000
                  Keijiro Sorimachi

                 /s/ MICHAEL CHAGAMI
     -------------------------------------------       Director                        March 29, 2000
                   Michael Chagami

                 /s/ MICHAEL ISCOVE
     -------------------------------------------       Director                        March 29, 2000
                   Michael Iscove

                  /s/ DENNIS HARRIS
     -------------------------------------------       Director                        March 29, 2000
                    Dennis Harris

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    F-1

Balance Sheet--December 31, 1999............................    F-2

Statements of Operations For the Years Ended December 31,
  1999 and 1998.............................................    F-3

Statements of Stockholders' Equity (Deficit) for the Years
  Ended December 31, 1999 and 1998..........................    F-4

Statements of Cash Flows for the Years Ended December 31,
  1999 and 1998.............................................    F-5

Notes to Financial Statements--December 31, 1999............    F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hawaiian Natural Water Company, Inc.:

    We have audited the accompanying balance sheet of HAWAIIAN NATURAL WATER COMPANY, INC., (a Hawaii corporation) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Natural Water Company, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ ARTHUR ANDERSEN LLP

Honolulu, Hawaii
March 21, 2000

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    8,988
  Trade accounts receivable, net of allowance for doubtful
    accounts of $24,068.....................................     542,317
  Inventories...............................................     583,391
  Other current assets......................................     103,407
                                                              ----------
      Total current assets..................................   1,238,103
                                                              ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization of $661,402..................................   2,465,504
CO-PACKING AGREEMENT, net of accumulated amortization
  of $7,500.................................................     142,500
INTANGIBLE ASSET, net of accumulated amortization
  of $17,708................................................     145,900
                                                              ----------
      Total assets..........................................  $3,992,057
                                                              ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  984,236
  Book overdraft............................................      28,001
  Accrued professional fees.................................      84,193
  Accrued vacation..........................................      32,489
  Accrued commissions and billbacks.........................      97,358
  Accrued promotional expenses..............................      28,746
  Accrued other.............................................      70,838
  Notes payable.............................................     141,153
  Capital lease obligation..................................      31,100
                                                              ----------
      Total current liabilities.............................   1,498,114
                                                              ----------
NON-CURRENT LIABILITIES:
  Notes payable--net of current portion.....................     328,197
  Capital lease obligation--net of current portion..........      30,255
  Other.....................................................      41,380
                                                              ----------
      Total non-current liabilities.........................     399,832
                                                              ----------
      Total liabilities.....................................   1,897,946
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value:
    Authorized--5,000,000 shares
    Issued and outstanding--319 shares
    Liquidation preference of $319,000......................     205,755
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued and outstanding--5,536,727 shares................   8,076,886
  Common stock warrants and options:
    Issued and outstanding--5,709,458 shares................   3,705,529
  Accumulated deficit                                         (9,894,059)
                                                              ----------
      Total stockholders' equity............................   2,094,111
                                                              ----------
      Total liabilities and stockholders' equity............  $3,992,057
                                                              ==========

    The accompanying notes are an integral part of this financial statement

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   -----------
NET SALES...................................................  $ 3,050,383   $ 1,809,730
COST OF SALES...............................................    2,464,403     1,680,381
                                                              -----------   -----------
    Gross margin............................................      585,980       129,349
EXPENSES:
  General and administrative................................    1,436,214     1,266,158
  Selling and marketing.....................................      661,289       982,118
                                                              -----------   -----------
                                                                2,097,503     2,248,276
                                                              -----------   -----------
OPERATING LOSS..............................................   (1,511,523)   (2,118,927)
OTHER INCOME (EXPENSE):
  Investor relations expense................................           --    (1,122,913)
  Interest income...........................................       10,515        71,829
  Interest expense..........................................      (80,935)      (96,441)
                                                              -----------   -----------
                                                                  (70,420)   (1,147,525)
NET LOSS....................................................   (1,581,943)   (3,266,452)
                                                              -----------   -----------
  Preferred Stock Dividend..................................     (416,379)           --
                                                              -----------   -----------
NET LOSS Available to Common Shareholders...................  $(1,998,322)  $(3,266,452)
                                                              ===========   ===========
BASIC AND DILUTED NET LOSS PER SHARE........................  $     (0.45)  $     (0.83)
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          COMMON STOCK
                                                            WARRANTS
                                 COMMON STOCK             AND OPTIONS            PREFERRED STOCK                        TOTAL
                            ----------------------   ----------------------   ---------------------                 STOCKHOLDERS'
                            NUMBER OF                NUMBER OF                NUMBER OF               ACCUMULATED      EQUITY
                             SHARES       AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT       DEFICIT       (DEFICIT)
                            ---------   ----------   ---------   ----------   ---------   ---------   -----------   -------------
BALANCE, December 31,
  1997....................  3,899,212   $6,338,728   3,170,310   $2,000,546         --    $      --   $(4,629,285)   $ 3,709,989
Issuance of common stock
  July 31, 1998...........   100,000       350,000         --            --         --           --           --         350,000
  October 1, 1998.........     1,000         4,312         --            --         --           --           --           4,312
Exercise of warrants
  September 2, 1998.......    24,351            22    (24,351)           --         --           --           --              22
Issuance of stock options
  to consultants and
  distributors
  January 2, 1998.........        --            --     43,000        53,370         --           --           --          53,370
  July 31, 1998...........        --            --    565,000       772,913         --           --           --         772,913
  October 7, 1998.........        --            --      4,000        14,500         --           --           --          14,500
Net Loss..................        --            --         --            --                           (3,266,452)     (3,266,452)
                            ---------   ----------   ---------   ----------   --------    ---------   -----------    -----------
BALANCE, December 31,
  1998....................  4,024,563    6,693,062   3,757,959    2,841,329         --           --   (7,895,737)      1,638,654
Issuance of common stock
  and warrants in private
  offering
  September 28, 1999......   850,000       440,646   1,416,666      389,354         --           --           --         830,000
  December 6, 1999........   100,000        53,097    166,667        46,903         --           --           --         100,000
  December 10, 1999.......   100,000        53,098    166,666        46,902         --           --           --         100,000
Issuance of common stock
  for purchase of Net
  Assets of Alii Water
  Bottling, Inc.
  June 30, 1999...........   263,040       312,359         --            --         --           --           --         312,359
Issuance of common stock
  for Co-Packing agreement
  September 13, 1999......   100,000        43,750         --       106,250         --           --           --         150,000
Issuance of common stock
  and common stock options
  to professional advisor
  for services rendered
  April 1, 1999...........        --            --     12,500        16,226         --           --           --          16,266
  July 1, 1999............        --            --     12,500        16,226         --           --           --          16,266
  July 14, 1999...........     2,695         2,695         --            --         --           --           --           2,695
  September 28, 1999......    30,000        15,929     50,000        14,071         --           --           --          30,000
  October 1, 1999.........        --            --     12,500         3,000         --           --           --           3,000
Issuance of common stock
  options to non-employee
  directors...............        --            --      9,000         8,395         --           --           --           8,395
Issuance of common stock
  options to marketing
  consultant
  May 20, 1999............        --            --     10,000         4,370         --           --           --           4,370
  May 24, 1999............        --            --     30,000        13,110         --           --           --          13,110
Exercise of common stock
  options by financial
  public relations advisor
  January 11, 1999........    50,000       125,000    (50,000)           --         --           --           --         125,000
Issuance of preferred
  stock and common stock
  warrants to
  institutional investor,
  net of offering costs
  March 3, 1999...........        --            --    100,000        97,422        750      488,397           --         585,819
Issuance of common stock
  and Common stock
  warrants to Broker for
  services rendered
  March 3, 1999...........     5,000        18,750     15,000        41,670         --           --           --          60,420
Issuance of preferred
  stock to institutional
  investor
  August 10, 1999.........        --       312,500         --            --        500      500,000     (312,500)        500,000
Repricing of warrants
  associated with the
  outstanding preferred
  stock
  August 10, 1999.........        --            --         --        27,003         --      (20,252)          --           6,751
  September 23, 1999......        --            --         --        19,069         --      (14,302)          --           4,767
  November 5, 1999........        --            --         --        14,229         --      (10,672)          --           3,557
Conversion of preferred
  stock to common stock
  August 24, 1999.........    11,429         6,000         --            --         (6)      (6,000)          --              --
Redemption of preferred
  stock
  September 23, 1999......        --            --         --            --       (250)    (197,680)     (52,320)       (250,000)
  October 1, 1999.........        --            --         --            --       (375)    (296,520)      (3,480)       (300,000)
  October 8, 1999.........        --            --         --            --       (250)    (197,680)     (11,070)       (208,750)
  November 5, 1999........        --            --         --            --        (50)     (39,536)     (10,464)        (50,000)
Accrued dividends to
  preferred Shareholder...        --            --         --            --         --           --      (26,545)        (26,545)
Net loss..................        --            --         --            --         --           --   (1,581,943)     (1,581,943)
                            ---------   ----------   ---------   ----------   --------    ---------   -----------    -----------
BALANCE at December 31,
  1999....................  5,536,727   $8,076,886   5,709,458   $3,705,529        319    $ 205,755   $(9,894,059)   $ 2,094,111
                            =========   ==========   =========   ==========   ========    =========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,581,943)  $(3,266,452)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      288,759       198,315
    Issuance of common stock options to consultants and
      distributors..........................................       85,627     1,195,117
    Issuance of common stock options to non-employee
      directors.............................................        8,395            --
    Amortization of debt discount...........................       59,398        84,840
    Warrants granted for preferred standstill agreement.....       15,075            --
    Loss on sale of equipment...............................        3,282            --
    Net (increase) in current assets........................     (520,343)     (137,338)
    Increase in other noncurrent liabilities................       41,380            --
    Net increase in current liabilities.....................      484,915       279,812
                                                              -----------   -----------
      Net cash used in operating activities.................   (1,115,455)   (1,645,706)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (328,902)     (351,854)
  Acquisition of intangible asset...........................     (159,149)           --
  Proceeds from sale of equipment...........................        1,080            --
  Deposit on equipment......................................           --       (47,238)
                                                              -----------   -----------
      Net cash used in investing activities.................     (486,971)     (399,092)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable...............................     (131,956)     (169,728)
  Repayment of principal on capital leases..................      (69,408)      (42,230)
  Net proceeds from sale of preferred stock and common stock
    warrants................................................    1,146,239            --
  Net proceeds from sale of common stock and common stock
    warrants................................................    1,030,000            --
  Redemption of preferred stock.............................     (808,750)           --
  Proceeds from exercise of common stock options............      125,000            --
                                                              -----------   -----------
      Net cash provided by (used in) financing activities...    1,291,125      (211,958)
                                                              -----------   -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................  $  (311,301)  $(2,256,756)
CASH AND CASH EQUIVALENTS, beginning of period..............      320,289     2,577,045
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $     8,988   $   320,289
                                                              ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
ACQUISITION OF NET OPERATING ASSETS OF ALII WATER BOTTLING,
  INC. WITH COMMON STOCK....................................  $   312,359   $        --
                                                              ===========   ===========
CO-PACKING AGREEMENT--PAID WITH COMMON STOCK................  $   150,000   $        --
                                                              ===========   ===========
ADDITION OF CAPITALIZED EQUIPMENT LEASES....................  $    82,176   $        --
                                                              ===========   ===========
CAPITAL ADDITION--ACQUIRED WITH NOTE PAYABLE................  $    22,195   $        --
                                                              ===========   ===========
PREFERRED SHAREHOLDER DIVIDENDS.............................  $   416,379   $        --
                                                              ===========   ===========
INTEREST PAID...............................................  $    21,537   $    11,463
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

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

    In June, 1999 the Company acquired certain assets of Ali'i Water Bottling Co., Inc., which served to extend the Company's product line to include
(1) premium purified bottled water, and (2) the Home and Office large bottle (3 gallon and 5 gallon) delivery market. The majority of the business is concentrated in the Kailua-Kona area of the Big Island of Hawaii (See Note 3). See also Note 13 for acquisition subsequent to year end.

    As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significant levels of sales. To date, the Company has been unable to generate cash flow sufficient to support its operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

    The Company had $493,707 of past due accounts payable at December 31, 1999.

b.  BASIS OF ACCOUNTING

    The Company's accounting policies are in accordance with generally accepted accounting principles in the United States.

c.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

d.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. As of December 31, 1999, inventories were comprised of the following:

Raw materials...............................................  $385,822
Finished goods..............................................   197,569
                                                              --------
                                                              $583,391
                                                              ========

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED) Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials, labor and manufacturing overhead costs.

e.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, which includes the cost of labor used to install equipment and perform major leasehold improvements. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

Leasehold improvements.............................  The shorter of the useful life or the lease term
Machinery, equipment and assets under capital
  lease............................................  7-15 years

    Property and equipment is summarized as follows:

Machinery and equipment.....................................  $2,513,332
Leasehold improvements......................................     525,829
Assets under capital lease..................................      87,745
                                                              ----------
                                                               3,126,906
Less--Accumulated depreciation and amortization.............    (661,402)
                                                              ----------
                                                              $2,465,504
                                                              ==========

f.  REVENUE RECOGNITION

    The Company recognizes revenue on the accrual method of accounting when title transfers upon shipment, for PET bottled water products. For home and office delivery products, revenue is recognized when the products are delivered. The Company also grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company issues refunds to customers or replaces goods which are rejected.

    The Company's policy is to provide a reserve for estimated uncollectible trade accounts receivable. The Company also provides a reserve for estimated sales returns and related disposal costs. Net sales revenue reflects reductions for the reserve for sales returns, discounts, promotional allowances and freight-out.

g.  ADVERTISING

    The Company charges the cost of advertising to expense as incurred. The Company incurred approximately $111,000 and $203,000 of advertising expense during the years ended December 31, 1999 and 1998, respectively.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED)
h.  STOCK-BASED COMPENSATION

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

i.  LOSS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. Under the new standard, the Company's basic and diluted loss per share are the same for both 1999 and 1998 in that any conversion of stock options and warrants would have been anti-dilutive.

j.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The fair value of the Company's note payable at December 31, 1999 may be significantly different than its carrying value as a result of the matter discussed in
Note 1a. above and as a result of fluctuations in market interest rates.

k.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this statement, income tax liabilities and assets are recognized at enacted tax rates for the expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities. A reserve is provided to reduce deferred tax assets to estimated realizable value (See Note 8).

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

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED)
m. BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted loss per share is based on the weighted average number of common shares issued and outstanding during the period of 4,476,554 and 3,949,454 for 1999 and 1998, respectively. Common stock options and warrants are excluded from the computation, as their effect would be anti-dilutive.

n.  NEW ACCOUNTING PRONOUNCEMENT

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133, "ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES"

    This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

    This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2001, and is not applied retroactively to financial statements of prior periods. The Company was not involved in the current or prior periods in the use of derivative instruments or hedging activities.

o.  LONG-LIVED ASSETS

    Whenever there are recognized events or changes in circumstances that could affect the carrying amount of long-lived assets, management reviews these assets for possible impairment. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management uses estimated expected future net cash flows (undiscounted and excluding interest costs) to measure the recoverability of these assets. The estimation of expected future net cash flows is inherently uncertain and, relies to a considerable extent, the availability of capital. If in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could impact the carrying amount of these assets.

p.  RECLASSIFICATIONS

    Certain 1998 amounts have been reclassified to conform to their 1999 presentation.

2. EQUITY TRANSACTIONS

a.  INVESTOR RELATIONS

    On July 31, 1998, the Company engaged a financial public relations advisor for a two-year term. As compensation for its services, the Company issued to this advisor 100,000 shares of Common Stock,

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

2. EQUITY TRANSACTIONS (CONTINUED)
plus options to purchase an aggregate of 565,000 additional shares at exercise prices ranging from $2.50 to $6.00 per share. On January 11, 1999, the advisor exercised 50,000 of these options, at an exercise price of $2.50 per share, which resulted in cash proceeds to the Company of $125,000. Options with respect to 250,000 shares expired in August, 1999.

b.  SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

    In March 1999, the Company completed the first $750,000 installment of an aggregate $1.25 million private offering of 1,250 shares of Series A convertible preferred stock (the "Series A Preferred") and warrants (the "Warrants") to purchase an additional 100,000 shares of common stock at an exercise price of $3.625 per share . The offering was placed with a single institutional investor who committed to fund the second $500,000 installment subject to certain closing conditions. The funding of this second installment occurred in August 1999. In connection with this second installment, the Company agreed to reduce the exercise price of the Warrants held by the investor to $1.25 per share. Offering costs, consisting primarily of financial advisory and legal fees, amounted to approximately $164,000, including the non-cash grant of common stock and warrants valued at approximately $60,000 using the trading price of the common stock at the date of grant and the Black-Scholes option pricing model. Approximately $97,000 of the net proceeds was allocated to the Warrants. The Company has filed a registration statement with the Securities and Exchange Commission (SEC) covering the shares of common stock underlying the Series A Preferred and Warrants.

    The Series A Preferred has a liquidation preference of $1,000. Each share is entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31, 1999, in cash or common stock at the election of the Company. It is convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon a discount to the market price (as defined) of the common stock during a measurement period prior to each conversion date (the "beneficial conversion feature"). The Series A preferred is redeemable by the Company prior to conversion. Under certain circumstances, the Company may also redeem the conversion shares in cash.

    In August 1999, the holder of the Series A Preferred converted 6 shares into an aggregate of 11,429 shares of common stock based upon the conversion price of $.52 per share. On September 20, 1999 the Company entered into an agreement with the holder of the Series A Preferred, pursuant to which the Company redeemed 250 shares for an aggregate of $250,000 and was granted a 30-day option to redeem the balance of the outstanding shares at prices increasing ratably from 75% of the liquidation preference amount on the first day to 90% on the 30(th) day. The investor agreed not to convert any shares of the Series A Preferred during the option period (standstill). In October 1999, the Company exercised this option with respect to an aggregate of 625 shares for an aggregate redemption price of $508,750. In connection with the grant of this option, the Company further reduced the exercise price of the Warrants to $.25 per share. In November 1999, the Company entered into a second standstill agreement with the holder of the Series A Preferred, pursuant to which the Company redeemed 50 shares for an aggregate of $50,000 and was granted a second option to redeem the balance of the outstanding shares (then 319 shares after giving effect to such redemption) at their liquidation preference amount at any time through January 31, 2000. In connection with the grant of this second option, the Company further reduced the exercise price of the Warrants to $.01 per share.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

2. EQUITY TRANSACTIONS (CONTINUED)
Primarily as a result of the amortization of the beneficial conversion feature and the redemptions of the Series A Preferred shares described above, the Company recorded an aggregate preferred dividend of $416,379 during 1999.

    In the first quarter of 2000, the Company entered into additional agreements with the holder of the Series A Preferred, pursuant to which the company redeemed an additional 100 shares for an aggregate of $100,000. In connection therewith, the investor exercised the Warrant receiving 100,000 shares of common stock at $.01 per share for a total consideration of $1,000. As a result of the foregoing transactions, there are currently 219 shares ($219,000 liquidation preference amount) of Series A preferred outstanding (see Note 13.)

c.  PRIVATE OFFERING OF COMMON STOCK AND WARRANTS

    In September 1999, the Company completed a private offering of common stock and warrants, resulting in aggregate proceeds to the Company of $850,000 ($830,000 net of offering expenses). An investment of $750,000 was received from two unaffiliated private investors and certain affiliated entities; and an additional $100,000 was received from the Company's Chief Executive Officer. In December 1999, the Company received an additional $200,000 investment on the same terms from the unaffiliated investor.

    The Offering involved the issuance of an aggregate of 1,050,000 shares of common stock at a purchase price of $1.00 per share. The investors were also granted, for no additional consideration, five year warrants to purchase an aggregate of (i) 1,050,000 shares of common stock at $1.00 per share, and
(ii) 699,999 shares of common stock at $1.50 per share. Further, the Company's legal counsel was issued 30,000 shares of common and 50,000 warrants in lieu of the fees due him. The warrants are subject to standard anti-dilution protection, and are redeemable under certain circumstances.

    Approximately $483,000 of the net proceeds of the offering was allocated to the warrants granted to the investors, based upon the trading price of the common stock on the date of grant and the Black-Scholes option pricing model.

3. ACQUISITION

    Effective June 30, 1999, the Company purchased all of the operating assets, net of certain liabilities, of Ali'i Water Bottling, Inc. ("Ali'i"). Ali'i bottles and distributes purified water to the home and office market on the Big Island of Hawaii and also sells purified water in PET plastic bottles through retail channels throughout the Hawaiian Islands. The consideration for the net assets purchased was 300,000 shares of common stock of the Company, subject to adjustment based upon the Net Current Assets (as defined) of Ali'i as of the closing. These post-closing adjustments resulted in the cancellation of 36,960 shares. The Company assumed Ali'i's trade payables and contractual obligations related to continuing operations but did not assume any note(s) payable, line of credit or liabilities for federal, state, or local taxes incurred by Ali'i. The net assets acquired were recorded in the accounting records of the Company on June 30, 1999 in the amount of $312,359, which was the fair value of the 263,040 issued shares (after giving effect to the post-closing adjustments). No significant goodwill resulted from this acquisition. Acquisition costs were not material. The shares issued are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, and may not be sold

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

3. ACQUISITION (CONTINUED)
except in compliance with such Rule or other exemption from registration under the Securities Act. Had the acquisition occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net loss, diluted net loss per share and diluted weighted average common shares outstanding would be as follows:

                                                        TWELVE MONTHS ENDED
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Net sales..........................................  $ 2,692,869   $ 3,557,585
Net loss...........................................  $(3,940,169)  $(2,244,833)
Diluted net loss per share.........................  $     (1.00)  $     (0.50)
Diluted weighted average common shares
  outstanding......................................    3,949,454     4,476,554

4. NOTES PAYABLE

EQUIPMENT NOTE PAYABLE

    On September 30, 1997, the Company purchased certain bottle making equipment for $1.2 million, of which $375,000 was paid at the closing, and the remaining $825,000 was paid through the issuance of a note payable to the seller. The bottling equipment was recorded at the discounted present value of the payments provided for in the purchase agreement (approximately $977,000) and is being depreciated over the estimated remaining useful life of 15 years. The note is payable in installments as follow:

    (i) $13,750 per month (an aggregate of $330,000) during the two years following the close of the acquisition with no interest; and

    (ii) the balance of $495,000, payable in three annual installments of $165,000 plus interest on the outstanding balance at an annual rate of 5%, commencing September 30, 2000.

    The Company has discounted this note payable using the Company's estimated weighted average cost of capital of 12% and amortizes the resulting discount to interest expense using the effective interest method over the term of the loan. The following summarizes the notes payable as of December 31, 1999:

Equipment note payable......................................  $ 495,000
  Less: unamortized discount................................    (54,682)
                                                              ---------
Equipment note payable, net.................................    440,318
Warehouse building note payable.............................     19,477
Vehicle installment note payable............................      9,555
                                                              ---------
Notes payable at December 31, 1999..........................    469,350
  Less: current portion.....................................   (141,153)
                                                              ---------
  Non-current portion.......................................  $ 328,197
                                                              =========

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

4. NOTES PAYABLE (CONTINUED)

    Maturities of notes payable, net of discount at December 31, 1999 are as follow:

2000........................................................  $141,153
2001........................................................   151,460
2002........................................................   176,737
                                                              --------
                                                              $469,350
                                                              ========

5. CONSULTING ARRANGEMENTS

    During 1999 and 1998, the Company hired various consultants to perform sales, marketing and other functions. The Company recognized consulting expenses of approximately $88,000 and $147,000 for 1999 and 1998, respectively.

6. STOCK OPTIONS

    During 1996, the Board of Directors authorized an aggregate of 1,000,000 shares of common stock for issuance upon the exercise of stock options which may be granted from time to time to directors, officers, employees and consultants of the Company under the Company's stock option plan. Under this plan, the Company granted to certain consultants and distributors options to purchase an aggregate of 136,500 shares of common stock in 1999, and 47,000 shares of common stock in 1998. These options are exercisable for five years at exercise prices ranging from $1.00 to $4.00 per share. These options were valued, in accordance with SFAS 123 (using the Black-Scholes option pricing model), at $75,398 in 1999, and $67,870 in 1998, which amounts were charged to expense as incurred. These options vested upon grant. Under a separate authorization, in July 1998, the Company granted to its financial public relations advisor vested options to purchase an aggregate of 565,000 shares of Common Stock, all of which were outstanding at December 31, 1998. These options were valued, in accordance with SFAS 123 (using the Black-Scholes option pricing model), at $772,913, which was charged to income in the third quarter of 1998. See Note 2. All of the foregoing options are reflected on the balance sheet as "Common Stock warrants and options, issued and outstanding."

    Using the Black-Scholes option valuation model (and the following assumptions), the estimated fair values of options granted during 1999 ranged from $.13 to $2.21. The estimated fair value of options granted in 1998 ranged from $1.76 to $3.51 per share. Management believes that the fair value results from using the Black-Scholes calculation may not be indicative of the Company's economic cost of issuing stock options. Principle weighted-average assumptions used in applying the Black-Scholes model were as follow:

                                                          1999                             1998
                                             ------------------------------   ------------------------------
Expected volatility........................                          60.00%                          109.95%
Expected dividend yield....................                           0.00%                            0.00%
Expected term..............................                           5 yrs                            5 yrs
Risk-free interest rate....................                  5.63% to 5.78%                   4.74% to 5.57%

    In addition, as further described below, at December 31, 1999, outstanding options to purchase an aggregate of 447,167 shares of common stock were held by employees of the Company. These options

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

6. STOCK OPTIONS (CONTINUED)
are not reflected on the balance sheet as "Common Stock warrants and options, issued and outstanding."

    The following summarizes information about stock options granted to employees during the years ended December 31,1999 and 1998:

                                                                WEIGHTED-AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     --------   ----------------
Balance at December 31, 1997.......................   254,075        $4.00
  Granted..........................................   266,525        $4.00
  Forfeited........................................   (33,600)       $4.00
                                                     --------
Balance at December 31, 1998.......................   487,000        $4.00
  Granted..........................................    70,000        $4.00
  Forfeited........................................  (109,833)       $4.00
                                                     --------
Balance at December 31, 1999.......................   447,167        $4.00
                                                     ========

    At December 31, 1999 and 1998, respectively, the Company had 265,925 and 132,891 vested employee options outstanding, exercisable at a weighted-average exercise price of $4.00

    If compensation cost for stock options granted to employees had been accounted for under SFAS. 123, the Company's net loss per share for 1999 and 1998 would have been $(.51) and $(0.88), respectively.

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

8. INCOME TAXES

    Certain items of expense are recognized in different periods for income tax purposes than for financial reporting purposes. As of December 31, 1999, the Company had approximately $6 million of net operating loss (NOL) carryforwards available to reduce future taxable income. These NOL carryforwards expire on various dates beginning in 2009 through 2019. The deferred tax asset as of December 31, 1999 consisted primarily of net operating loss carryforwards. A valuation allowance has been provided for the entire deferred tax asset due to the uncertainty of its realization.

    The Company is subject to Internal Revenue Code Section 382 which limits the Company's ability to utilize net operating losses generated prior to the closing of its initial public offering (of approximately $2.8 million). The annual net operating loss limitation under Section 382 is approximately $361,000. The current limitation is subject to change as a result of recent equity transactions.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

8. INCOME TAXES (CONTINUED)
    The Company paid no income taxes and had no net deferred or current tax provision/benefit for the years ended December 31, 1999 and 1998.

9. COMMITMENTS AND CONTINGENCIES

a.  CAPITAL LEASE OBLIGATIONS

    The Company leases machinery and equipment under capital leases which expire on various dates through June 2002.

    As of December 31, 1999, future minimum lease payments were as follows:

2000........................................................  $ 40,456
2001........................................................    30,578
2002........................................................     3,205
                                                              --------
  Total future minimum payments.............................    74,239
Less--Amount representing interest..........................   (12,884)
                                                              --------
  Total capital lease obligations...........................    61,355
Less--Current portion.......................................   (31,100)
                                                              --------
Noncurrent portion..........................................  $ 30,255
                                                              ========

    Certain of the Company's directors guarantee these capital leases which, bear interest ranging from 11% to 27%.

b.  OPERATING LEASE OBLIGATIONS

    PLANT LEASE

    The Company leases its bottling facility and surrounding property, including the water source and pumping equipment from a principal stockholder, under a 50 year lease. The lease can be renewed at the Company's option for an additional 50 years. The lease includes the following provisions:

    Rent is the greater of $5,335 per month (Base Rent), adjusted every five years based upon changes in the consumer price index in Hawaii, as defined, or two percent of the Company's net revenue, as defined.

    The lease entitles the Company to exclusive use of the water source, except that the lessor may draw up to 50 percent of the water flow for use in beverage production other than the sale of natural water. The Company believes the remaining 50% is adequate for the current and projected future needs of the Company's business.

    During 1999, the Company incurred approximately $134,000 for leasehold improvements to this property.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    WAREHOUSE LEASE

    On February 1, 1998 the Company entered into a one-year lease for warehouse space comprised of approximately 5,300 square feet, with lease payments of $3,000 per month. This space was replaced on February 1, 1999 when the Company entered into a lease for warehouse space in a location of closer proximity to the plant, comprised of approximately 4,000 square feet of warehouse space. The lease payments pursuant to the new lease were $2,560 per month. In January 2000, this new lease was terminated and the warehouse space was replaced with the new prefabricated warehouse erected on the Company's leased bottling facility property.

    OFFICE LEASE

    In October 1996, the Company entered into a three-year office and warehouse lease in Honolulu, with a renewal option. Monthly rental payments were $3,000 through November 1997. Thereafter, monthly rental payments were $4,000. Commencing October 1, 1999 the Company entered into a forty-five (45) month office and warehouse lease for a space containing approximately thirteen thousand five hundred (13,500) square feet of warehouse and one thousand five hundred (1,500) square feet of office space. Terms of the lease provided for no rental fee for the first month. Thereafter, monthly payments are $6,800 through May 2001, $7,800 through May 2002, and $8,800 through May 2003.

    On July 1, 1999 the Company entered in to a month-to-month rental agreement for five thousand forty-three (5,043) square feet of manufacturing and office space for its home and office bulk water operation in Kailua-Kona, Hawaii. The Company with a minimum 14 day advance notice may terminate this lease. Monthly payments are $2,747.

    The Company recognized approximately $184,000 and $152,000 in lease expense under all existing facility lease agreements in 1999 and 1998, respectively.

    The future minimum lease payments for the plant, warehouse and office leases as of December 31, 1999 were as follow:

2000........................................................     157,028
2001........................................................     167,428
2002........................................................     172,428
2003........................................................     110,828
2004........................................................      66,828
Thereafter..................................................   2,589,585
                                                              ----------
                                                              $3,264,125
                                                              ==========

c.  ARTWORK LICENSING AGREEMENTS

    In December 1998, the Company entered into a license agreement with a company to use certain "Hello Kitty" images and artwork on the Company's bottle labels. The agreement expires December 31, 2000, with an option to renew for an additional one year period. The agreement provides for royalty payments based upon certain percentages of the net sales of the Company's

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

9. COMMITMENTS AND CONTINGENCIES (CONTINUED) product using such images and artwork (as defined). These images have been licensed for use in specified geographic territories. Royalty expense was not material in 1998 or 1999.

    In April 1998, the Company entered into a license agreement with an artist to use certain images and other artwork on the Company's bottle labels. The agreement expires in April 2000, and provides for royalty payments based upon certain percentages of actual invoiced wholesale price of the Company's products sold using such images and artwork (as defined). Royalty expense was not material in 1999 or 1998.

d.  CO-PACKING AGREEMENT

    In June 1999, the Company entered into a five year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of the herbal beverages referred to in
Note 10. On September 13, 1999 the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services. The agreement provides that in the event the market price (as defined) of the Company's common stock on the first anniversary of the date of issuance is less than $1.50 per share, the Company will issue, for no additional consideration, sufficient additional shares of common stock to bring the then market value of all such shares issued up to $150,000. The agreement was recorded as an asset on the Company's accounting records in the amount of $150,000. $43,750 was allocated to the common stock account (based on the aggregate market value of 100,000 shares of the Company's stock on September 13, 1999), and the balance ($106,250) was allocated to common stock options.

10. ACQUISITION OF INTANGIBLE ASSET

    In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to a line of herbal beverages. The acquisition cost and related trademark registration expenses have been capitalized and are being amortized over a 5 year period.

11. SIGNIFICANT CUSTOMER

    For the years ended December 31, 1999 and 1998 approximately 47% and 52%, respectively, of the Company's sales were made through one Hawaii distributor. No other single customer accounted for greater than 10% of sales.

12. SEGMENT INFORMATION

    Management believes the Company operates presently in one segment (sale of bottled water) in three major geographic regions: Hawaii, the Mainland and International. Although the home and office delivery business and the herbal beverage business represent new segments, the results of these operations were not material in 1999.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

12. SEGMENT INFORMATION (CONTINUED)
    The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the years ended December 31, 1999 and 1998, the Company had the following sales by geographic region:

                                             1999         %             1998            %
                                          ----------   --------      ----------      --------
Hawaii..................................  $2,690,000      88         $1,372,000         76
International...........................     273,000       9            305,000         17
United States Mainland..................      87,000       3            133,000          7
                                          ----------     ---         ----------        ---
                                          $3,050,000     100         $1,810,000        100
                                          ==========     ===         ==========        ===

    Substantially all long-lived assets of the Company are attributable to its Hawaii operations.

13. SUBSEQUENT EVENTS

NEW PRODUCT LAUNCH

    The Company launched its new herbal beverage line, East Meets West XEN, in January 2000. The Company has entered into distribution arrangements with six beverage distributors and two major food service distributors in Central and Southern California, and an additional six beverage distributors in Southern California and Nevada are scheduled to launch the product within the next six weeks. East Meets West XEN has been selling in Hawaii since the middle of January 2000.

ACQUISITION

    On March 20, 2000 the Company completed the acquisition of Aloha Water Company, Inc. a major distributor of purified water to the Home and Office delivery market in the greater Honolulu area. The acquisition was accomplished through a merger of Aloha into a wholly owned subsidiary of the Company formed for this purpose. The purchase price for Aloha consisted of an aggregate of
(i) 750,000 shares of Common Stock of the Company and (ii) a promissory note of the Company in the amount of $500,000. Interest on the note is payable monthly at the annual rate of 10%. The entire principal amount is due on April 1, 2001. The note is secured by a first priority secured interest on all of the capital stock of the subsidiary.

EQUITY TRANSACTIONS

    Subsequent to year end, the Company received an aggregate of $200,000 in private equity funding from two investors.

401K PLAN

    The Company has established a defined contribution retirement plan (the
Plan) governed under Section 401(k) of the Internal Revenue Code. Employees must meet certain requirements, as defined in the Plan, to be eligible for participation. The Company may, at its discretion, make matching contributions to the Plan. The Company shall also make an annual profit-sharing contribution in an amount determined each year between a minimum of 3% and a maximum of 15% of the compensation of all eligible participants for that Plan year.

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

14. QUARTERLY DATA (UNAUDITED)

    In the opinion of management, the following unaudited, quarterly data reflects all adjustments (consisting primarily of normal recurring adjustments) considered necessary to fairly present the Company's results of operations in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

                                                                1998 QUARTER ENDED*
                                                 --------------------------------------------------
                                                 MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 ---------   ---------   ------------   -----------
                                                                    (UNAUDITED)
Net Sales......................................  $ 399,603   $ 477,005   $   515,465     $ 417,657
Cost of Sales..................................    393,049     407,024       473,579       406,729
                                                 ---------   ---------   -----------     ---------
Gross Margin...................................      6,554      69,981        41,886        10,928
Expenses
  General and Administrative...................    310,759     305,114       272,910       377,375
  Selling and Marketing........................    242,480     269,486       234,948       235,204
                                                 ---------   ---------   -----------     ---------
                                                   553,239     574,600       507,858       612,579
Other Income (Expense)
  Investor relations expense...................         --          --    (1,122,913)           --
  Interest Income..............................     28,110      18,739        17,873         7,107
  Interest Expense.............................    (25,484)    (24,528)      (24,788)      (21,641)
                                                 ---------   ---------   -----------     ---------
Net Loss.......................................  $(544,059)  $(510,408)  $(1,595,800)    $(616,185)
                                                 =========   =========   ===========     =========
Basic and Diluted Net Loss Per Share...........  $   (0.14)  $   (0.13)  $     (0.40)    $   (0.15)
                                                 =========   =========   ===========     =========
Weighted Average Shares Outstanding............  3,899,212   3,899,212     3,973,192     4,024,563
                                                 =========   =========   ===========     =========

                      HAWAIIAN NATURAL WATER COMPANY, INC.

                               DECEMBER 31, 1999

14. QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                                 1999 QUARTER ENDED*
                                                 ---------------------------------------------------
                                                                         SEPTEMBER 30
                                                 MARCH 31     JUNE 30    (AS RESTATED)   DECEMBER 31
                                                 ---------   ---------   -------------   -----------
                                                                     (UNAUDITED)
Net Sales......................................  $ 485,805   $ 742,739    $   929,880     $ 891,959
Cost of Sales..................................    448,645     516,946        709,988       788,824
                                                 ---------   ---------    -----------     ---------
Gross Margin...................................     37,160     225,793        219,892       103,135
Expenses
  General and Administrative...................    284,911     343,472        423,584       384,247
  Selling and Marketing........................    149,055     175,311        169,342       167,581
                                                 ---------   ---------    -----------     ---------
                                                   433,966     518,783        592,926       551,828
Other Income (Expenses)
  Interest Income..............................      3,391       1,166          3,933         2,025
  Interest Expense.............................    (23,133)    (16,967)       (18,223)      (22,612)
                                                 ---------   ---------    -----------     ---------
                                                   (19,742)    (15,801)       (14,290)      (20,587)
                                                 ---------   ---------    -----------     ---------
Net Loss.......................................  $(416,548)  $(308,791)   $  (387,324)    $(469,280)
                                                 =========   =========    ===========     =========
  Preferred stock dividend (**)................         --          --       (312,500)     (103,879)
Net Loss Available to Common Shareholders......  $(416,548)  $(308,791)   $  (699,824)    $(573,159)
                                                 =========   =========    ===========     =========
  Basic and Diluted Net Loss Per Share.........  $   (0.10)  $   (0.08)   $     (0.16)    $   (0.11)
                                                 =========   =========    ===========     =========
Weighted Average Shares Outstanding............  4,070,619   4,079,563      4,395,155     5,357,053
                                                 =========   =========    ===========     =========

------------------------

* Results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

** The preferred stock dividend of $312,500 results primarily from the amortization of the preferred stock beneficial conversion feature and the redemption of Preferred shares that should have been recorded in the September 30 quarter.