Form 10QSB
period 2000-03-31
HAWAIIAN NATURAL WATER CO INC
filed 2000-05-15
CIK 1025787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB

(MARK ONE)
/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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

                                    YES X   NO
                                       ---    ---

The issuer had issued and outstanding 6,783,217 shares of Common Stock on May 10, 2000.
           Transitional Small Business Disclosure Format (check one):
                                    YES     NO  X
                                       ---     ---

                                TABLE OF CONTENTS


-------------------------------------------------------------------------------


                                      10QSB

Part I..........................................................................1
Item 1..........................................................................1
Balance Sheet...................................................................2
Income Statement................................................................3
Table 3.........................................................................4
Cash Flow Statement.............................................................5
Table 5.........................................................................7
Table 6.........................................................................9
Table 7........................................................................10
Table 8........................................................................
Table 9........................................................................12
ITEM 2.........................................................................12
PART II........................................................................13
ITEM 3.........................................................................13
ITEM 4.........................................................................15


                      Hawaiian Natural Water Company, Inc.
                            Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)
                                     ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                                         $132,687
     Inventories                                                        590,618
     Trade accounts receivable, net of allowance for doubtful
          accounts of $84,952                                           717,707
     Other current assets                                                96,953
                                                                    -----------
          Total Current Assets                                        1,537,965

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $1,119,953                              2,810,911

CO-PACKING AGREEMENT, net of accumulated amortization
          of $15,000                                                    135,000

INTANGIBLE ASSET, net of accumulated amortization of $19,942            139,207

PURCHASE PRICE IN
EXCESS OF NET BOOK VALUE                                              1,334,769
                                                                    -----------
          Total Assets                                              $ 5,957,852
                                                                    -----------
                                                                    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $ 1,170,805
     Accrued professional fees                                           88,698
     Accrued vacation, payroll and related taxes                         85,377
     Accrued promotional expenses                                        28,746
     Accrued commissions and billbacks                                  112,223
     Accrued other                                                      108,140
     Accrued dividends payable                                           29,234
     Notes payable - Current portion                                    141,202
     Capital lease obligation - Current portion                          61,352
                                                                    -----------
          Total Current Liabilities                                   1,825,777
                                                                    -----------
NON-CURRENT LIABILITIES:
     Capital lease obligation - net of current portion                  115,049
     Notes payable - net of current portion                             759,475
     Customer deposit liability                                         361,308
     Other                                                               41,380
                                                                    -----------
          Total Non-Current Liabilities                               1,277,212
                                                                    -----------
          Total Liabilities                                           3,102,989
                                                                    -----------
STOCKHOLDERS' EQUITY:
          Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; Series A Convertible Preferred - 219 shares
          issued and outstanding with conversion rights and
          aggregate liquidation preference of $219,000; Series B
          Convertible Preferred - 100 shares issued and outstanding
          With conversion rights and aggregate liquidation
          preference of $100,000.                                       226,683

          Common stock, no par value; 20,000,000 shares authorized;
          6,606,727 shares issued and outstanding                     9,252,199

          Common stock warrants and options; 5,927,025 issued
          and outstanding                                             3,809,202

          Accumulated Deficit                                        10,433,221)
                                                                    -----------
               Total Stockholders' Equity                             2,854,863
                                                                    -----------
               Total Liabilities and Stockholders' Equity           $ 5,957,852
                                                                    -----------
                                                                    -----------

The accompanying notes are an integral part of these consolidated financial statements

                      Hawaiian Natural Water Company, Inc.
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1999 and 2000
                                   (Unaudited)


                                                     Three Months
                                                    Ended March 31,
                                                 -----------------------
                                                    1999         2000
                                                 -----------  ----------
NET SALES                                       $  485,805    $1,024,692

COST OF SALES                                      448,645       799,982
                                                ----------    ----------
     Gross Margin                                   37,160       224,710

EXPENSES:
     Selling and Marketing                         149,055       225,747
     General and Administrative                    284,913       493,498
                                                ----------    ----------
                                                   433,968       719,245

OPERATING LOSS                                    (396,808)     (494,535)

OTHER INCOME (EXPENSE)
     Interest and Other Income                       3,391          -
     Interest Expense                              (23,131)      (21,010)
                                                ----------    ----------
                                                   (19,740)      (21,010)


NET LOSS                                        $ (416,548)   $ (515,545)
                                                ----------    ----------
                                                ----------    ----------

Basic and Diluted
Net Loss Per Share:                             $    (0.10)   $    (0.09)
                                                ----------    ----------
                                                ----------    ----------
Weighted Average Common
  Shares Outstanding                             4,070,619      5,883,760
                                                ----------    ----------
                                                ----------    ----------


The accompanying notes are an integral part of these consolidated financial statements

                      Hawaiian Natural Water Company, Inc.
                Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended March 31, 2000
                                   (Unaudited)



                                                           COMMON STOCK WARRANTS
                                                                    AND
                                       COMMON STOCK               OPTIONS           PREFERRED STOCK
                                 -----------------------  ----------------------  ------------------                 TOTAL
                                    NUMBER OF             NUMBER OF              NUMBER OF            ACCUMULATED  STOCKHOLDERS
                                     SHARES     AMOUNT      SHARES      AMOUNT     SHARES    AMOUNT     DEFICIT      EQUITY
                                 ------------ ----------  ----------   ---------  --------  --------  -----------  ------------
BALANCE AT
  DECEMBER 31, 1999               5,536,727   8,076,886    5,709,458   $3,705,529     319   $205,755  $ (9,894,059) $2,094,111

Issuance of common stock and
  warrants to chief executive
  officer
  January 1, 2000                   100,000      53,097      166,667       46,903      -       -            -          100,000

Issuance of common stock
and common stock warrants in
private offering
  February 1, 2000                   50,000      26,548       83,333       23,452      -       -            -           50,000
  February 20, 2000                  50,000      26,548       83,333       23,452      -       -            -           50,000

Issuance of common stock
and warrants to
professional advisor
  February 1, 2000                   10,000       5,310       16,667        4,690      -       -            -           10,000
  February 15, 2000                  10,000       5,310       16,667        4,690      -       -            -           10,000

Issuance of common stock
and common stock warrants
to professional advisor
  March 17, 2000                     50,000      50,000        -            -          -       -            -           50,000

Issuance of common stock in
acquisition of Aloha
Water Company, Inc.
  March 20, 2000                    750,000     937,500        -            -          -       -            -          937,500

Issuance of preferred stock
to private investor
  March 3, 2000                       -           -            -            -         100    100,000        -          100,000

Redemption of preferred stock
  February 7, 2000                    -           -            -            -         (50)   (39,536)      (10,464)    (50,000)
  March 6, 2000                       -           -            -            -         (50)   (39,536)      (10,464)    (50,000)

Exercise of stock options by
institutional investor
  March 3, 2000                     100,000       1,000     (100,000)       -          -       -            -            1,000

Exercise of stock options by
Private investor
  March 3, 2000                      50,000      50,000      (50,000)       -          -       -            -           50,000

Issuance of common stock
options to non-employee
directors
  February 16, 2000                   -           -              900          486      -       -            -              486

Issuance of common stock
To marketing consultant
  March 31, 2000                     20,000      20,000        -            -          -       -            -           20,000

Accrued dividends to
 preferred shareholder                -           -            -            -          -       -            (2,689)     (2,689)

Net Loss                              -           -            -            -          -       -          (515,545)   (515,545)
                                ------------ -----------  ------------ -----------  -------  -------- ------------- ----------
BALANCE AT
  March 31, 2000                  6,726,727  $9,252,199    5,927,025    $3,809,202      319  $226,683 $(10,433,221) $2,854,863
                                ------------ -----------  ------------ -----------  -------  -------- ------------- ----------
                                ------------ -----------  ------------ -----------  -------  -------- ------------- ----------

The accompanying notes are an integral part of these consolidated financial statements

                      Hawaiian Natural Water Company, Inc.
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1999 and 2000
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                             1999        2000
                                                       ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                             $(416,548)    $(515,545)

     Adjustments to reconcile net loss to net cash used in operating activities:

             Depreciation and amortization                   55,527        93,791
             Issuance of stock and options to
              consultants and distributors                      -          20,000
             Issuance of stock options to
              non-employee directors                          6,639           486
             Amortization of debt discount                   18,151         8,658
             Net decrease(increase) in current assets        18,477       (73,823)
             Net (decrease)increase in current liabilities (166,673)      226,801
                                                         ------------ ------------
                 Net cash used in operating
                    activities                             (484,427)     (239,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                    (115,534)      (55,038)
     Cash added in merger with Aloha Water Company, Inc.        -         183,111
                Net cash provided by (used in) investing
                    activities                             (115,534)      128,073
                                                         ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock
      and common stock warrants                             646,239       100,000
     Exercise of common stock options by financial
      public relations advisor                              125,000          -
     Net proceeds from private placement of common
      stock and common stock warrants                           -         200,000
     Net proceeds from exercise of common stock
      Warrants                                                  -          51,000
     Redemption of preferred stock                              -        (100,000)
     Repayments of notes payable                            (42,485)       (7,411)
     Repayment of principal on capital leases                (8,879)       (8,331)
                                                          ------------ ------------
                Net cash provided by
                 financing activities                       419,875       235,258

NET INCREASE IN CASH AND CASH EQUIVALENTS                 $ 363,621     $ 123,699

CASH AND CASH EQUIVALENTS, beginning of period              320,289         8,988
                                                          ------------ ------------
CASH AND CASH EQUIVALENTS, end of period                  $ 683,910     $ 132,687
                                                          ------------ ------------
                                                          ------------ ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

MERGER WITH ALOHA WATER COMPANY, INC.
  WITH COMMON STOCK AND NOTES                                   -      $1,314,769
                                                          ------------ ------------
                                                          ------------ ------------

PREFERRED SHAREHOLDER DIVIDENDS                                 -      $   23,617
                                                          ------------ ------------
                                                          ------------ ------------



The accompanying notes are an integral part of these consolidated financial statements

                       HAWAIIAN NATURAL WATER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2000
                                   (UNAUDITED)

1.       GENERAL

The accompanying unaudited consolidated financial statements of Hawaiian Natural Water Company, Inc., and its wholly-owned subsidiary, Aloha Water Co., Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1999 of Hawaiian Natural Water Co., Inc. and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at March 31, 2000, the results of its operations for the three month period ended March 31, 2000, and the cash flows for the three month periods ended March 31, 1999 and 2000, in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. To date, the Company has been unable to generate cash flow sufficient to support its operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern


ORGANIZATION

Hawaiian Natural Water Company, Inc. was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in Hawaii, the U.S. Mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.

In June 1999, the Company acquired certain assets of Ali'i Water Bottling Inc., which extended the Company's product line into the home and office delivery market. The majority of this business is concentrated in the Kailua-Kona area of the Big Island of Hawaii (see Note 7).

In March, 2000, the Company extended its home and office delivery business by acquiring Aloha Water Company, Inc., a major distributor of purified water to the home and office delivery market in the greater Honolulu area (see Note 8).

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

GROSS MARGIN. The Company's plant currently has a normal production capacity of approximately 200,000 cases per calendar quarter. The Company is currently operating its plant at approximately 65 percent of this capacity. Since a significant portion of the Company's cost of sales includes fixed production costs, the Company anticipates higher gross margins as production and sales increase. The increased utilization of production capacity in the first quarter of 2000 (65 percent) compared to the first quarter of 1999 (40 percent) enabled the Company to improve gross margin for the quarter.


2. LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month period ended March 31, 2000 were 5,867,826 compared to 4,070,619 for the three month period ended March 31,2000.

The Company's Basic and Diluted Loss Per Share is the same for the first quarter of both 1998 and 1999 in that any exercise of stock options or warrants would have been anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.


4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 2000, inventories were comprised of the following:


                  Raw materials           $298,674

                  Finished goods           291,944
                                          --------
                                          $590,618
                                          --------
                                          --------


Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.

5. ACQUISITION OF INTANGIBLE ASSET

In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to a line of herbal beverages. The acquisition cost and related trademark registration expenses have been capitalized and are amortized over a 5 year period. The Company introduced this product line into selected markets during the first quarter of 2000.

6. CO-PACKING AGREEMENT

In June 1999, the Company entered into a five year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of the herbal beverages referred to in Note 5. On September 13, 1999, the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services. The agreement provides that in the event the market price (as defined) of the Company's common stock on the first anniversary of the date of issuance is less than $1.50 per share, the Company will issue, for no additional consideration, sufficient additional shares of common stock to bring the then market value of all such shares issued up to $150,000. The agreement was recorded as an asset on the Company's accounting records in the amount of $150,000. $43,750 was allocated to the common stock account (based on the aggregate market value of 100,000 shares of the Company's common stock on September 13, 1999) and the balance ($106,250) was allocated to common stock options.


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


8. ACQUISITION OF ALOHA WATER COMPANY, INC. AND RESULTING GOODWILL


On March 20, 2000 the Company completed the acquisition of Aloha Water Company, Inc., ("Aloha") a major distributor of purified water to the home and office delivery market in the greater Honolulu area. The acquisition was accomplished through a merger of Aloha into a wholly owned subsidiary of the Company formed for this purpose. The purchase price for Aloha consisted of an aggregate of (1) 750,000 shares of Common Stock of the Company and (ii) a promissory note of the Company in the amount of $500,000 (see Note 9). The total consideration paid by the Company to the owners of Aloha, by way of common stock and a promissory note, in excess of the net assets recorded by Aloha on the date of acquisition amounted to $1,334,769 plus associated professional fees incurred. The Company has not yet valued the net assets as recorded by Aloha. This amount, upon determination, will be recorded as goodwill to be amortized over a 15-year period.

Had the acquisition occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net loss, diluted net loss per share and diluted weighted average common shares outstanding would be as follows:


                                        Three Months
                                       Ended March 31,
                                  -------------------------
                                     1999         2000
                                  ---------    ------------
     Net sales                    $745,153      $1,319,426
     Net loss                     (423,482)       (515,545)

     Diluted net loss per share      $(.09)         $ (.08)

     Diluted weighted average
      common shares outstanding   4,820,007      6,510,134


9. NOTES PAYABLE

As discussed in Note 4 to the audited financial statements contained in the Company's Annual Report on Form 10-KSB, in September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortizes the resulting discount to interest expense using the effective interest method over the term of the loan.

In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Keaau. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5 year note, with monthly payments, totaling $22,995.

In connection with the acquisition of Aloha described in Note 8 above, the Company issued a $500,000 promissory note (the "Aloha note") to the Stockholders of Aloha. Interest on the Aloha note is payable monthly at the annual rate of 10%. The entire principal amount is due on April 1, 2001. The Aloha note is secured by a first priority security interest on all of the capital stock of Aloha. The Company discounted this note using an estimated weighted average cost of capital of 25%, and will amortize the resulting discount to interest expense using the effective interest method over the term of the loan.

The following summarizes the Company's notes payable as of March 31, 2000


                      Aloha note                         $ 500,000
                      Less:  Unamortized discount          (68,325)
                      Equipment note payable               495,000
                      Less: Unamortized discount           (47,668)
                                                         ---------
                      Net notes payable                    879,007
                      Vehicle installment note payable       2,726
                      Warehouse note payable                18,944
                                                         ---------
                      Subtotal - notes payable             900,677
                      Less: Current portion               (141,202)
                                                         ---------
                      Non-current portion                $ 759,475
                                                         ---------
                                                         ---------


10. STOCK OPTIONS

The total number of Common Stock warrants and options shown at March 31, 2000 excludes an aggregate of 447,167 options outstanding at such date held by officers and employees of the Company. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. All employee stock options outstanding at March 31, 2000 had an original exercise price of $4.00 per share. In February 2000, the Company reduced the exercise price of the options held by all active employees to $2.00 per share.

Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable.

11. SALES BY GEOGRAPHIC REGION

The Company sells its products directly to certain foreign distributors. All sales are made in U.S. dollars. For the three month periods ended September 30, 1998 and 1999, the Company had the following sales by geographic region:


                                   1999       %        2000       %
                                 --------    ---    ----------   ---

                Hawaii           $421,484     87    $  964,991    94
                U. S. Mainland     18,725      4        59,701     6
                International      45,596     13          -        -
                                 --------    ---    ----------   ---
                                 $485,805    100    $1,024,692   100
                                 --------    ---    ----------   ---
                                 --------    ---    ----------   ---


12.  EQUITY TRANSACTIONS


    a.  SERIES A CONVERTIBLE PREFERRED STOCK

In 1999, the Company issued an aggregate of 1,250 shares ($1.25 million in aggregate liquidation preference amount) of Series A convertible preferred stock to a single investor. The Company also issued to this investor warrants to purchase an additional 100,000 shares of common stock at $3.625 per share. The exercise price of these warrants was reduced to $1.25 per share in August 1999.

Each share of Series A preferred stock has a liquidation preference of $1,000, and is entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31, 1999, in cash or common stock at the election of the Company. The Series A preferred stock is convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon the market price (as defined) of the common stock during a measurement period prior to each conversion date.

In September 1999, the Company entered into a standstill agreement with the holder of the Series A preferred stock pursuant to which the Company redeemed 250 shares for an aggregate of $250,000 and was granted a 30-day option to redeem the balance of the outstanding shares at a discount to their liquidation preference amount. The investor agreed not to convert any shares during this option period. In October 1999, the Company exercised this option with respect to an aggregate of 625 shares for an aggregate redemption price of $508,750. In connection with the grant of this option, the Company further reduced the exercise price of the 100,000 warrants held by the investor to $.25 per share. In November 1999, the Company entered into a second standstill agreement with the investor, pursuant to which the Company redeemed 50 shares for an aggregate of $50,000 and was granted a second option to redeem the balance of the outstanding shares (then 319 shares after giving effect to such redemption) at their liquidation preference amount at any time through January 31, 2000. The investor agreed not to convert any shares during such option period. In connection with the grant of this second option, the Company further reduced the exercise price of the 100,000 warrants held by the investor to $.01 per share. The investor exercised these warrants in full in March, 2000. During the first quarter of 2000, the Company redeemed an additional 100 shares of Series A preferred stock for an aggregate of $100,000. After the end of the first quarter, the Company redeemed 50 more shares for an aggregate of $50,000. There are currently 169 shares of Series A preferred stock outstanding. The investor has agreed not to convert any of such shares until July 1, 2000.

         b.       Series B Convertible Preferred Stock

         In March 2000, the Company issued 100 shares ($100,000 aggregate liquidation preference amount) of Series B convertible preferred stock to a private investor. Each share of Series B preferred stock has a liquidation preference of $1,000. The Series B preferred is mandatorily redeemable, at the election of the holder, at any time within 90 days following the first anniversary of the date of issuance in the event that the market price (as defined) of the Company's common stock is less than $1.50 per share on the first anniversary date. The redemption price in such event is $1,500 per share.

         c.       Private Offering of Common Stock and Warrants

         In September 1999, the Company raised $850,000 ($830,000 net of offering expenses) through a private offering of 850,000 Units at a purchase price of $1.00 per Unit. Each Unit consisted of (i) one share of common stock,
(ii) one five year warrant to purchase one share of common stock at an exercise price of $1.00 per share (a $1.00 warrant), and (iii) one five year warrant to purchase 2/3 of one share of common stock at an exercise price of $1.50 per share. An investment of $750,000 was received from two unaffiliated private investors (and certain of their affiliated entities), and an additional investment of $100,000 was received from the Company's Chief Executive Officer. The unaffiliated investors purchased an additional 200,000 Units in December 1999 and 100,000 Units in February 2000 for an aggregate additional investment of $300,000. The Company's Chief Executive Officer purchased an additional 100,000 Units in January 2000 for $100,000. One of the affiliated investors exercised 50,000 $1.00 warrants for an aggregate of $50,000 in March 2000 and an additional 50,000 $1.00 warrants for an aggregate of $50,000 after the end of the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING:
ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES AND THE COMPANY'S POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS IN THE MARKET FOR THE COMPANY'S SECURITIES, AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR NETWORK; POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL REGULATION IN THE U.S. OR ABROAD; AND POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCT. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net Sales. Net Sales increased 111% to approximately $1,025,000 for the three months ended March 31, 2000 (the "2000 Quarter") from approximately $486,000 for the three months ended March 31, 1999 (the "1999 Quarter"). $792,000 (77%) of net sales for the 2000 Quarter were derived from sales of PET products. The remaining $233,000 in net sales were comprised of $83,000 (8%) in home and office delivery sales and $150,000 (15%) in East Meets West XEN-TM- ("XEN") herbal beverage sales. The increase in net sales of PET products in the 2000 Quarter was due primarily to a 63% increase in unit sales to approximately 130,000 cases in 2000 from approximately 80,000 cases in 1999. The average net sales price per case remained unchanged in the 2000 Quarter compared to the 1999 Quarter. Sales in the Hawaiian market accounted for 94% of PET sales in 2000 Quarter as compared to 87% in the 1999 Quarter. U.S. Mainland sales accounted for 6% of PET sales in the 2000 Quarter compared to 4% in the 1999 Quarter. The Company had no International sales of PET products in the 2000 Quarter, compared to approximately 13% of in the 1999 Quarter. 50% of XEN sales were made in the Hawaiian market and the remaining 50% were made in California. The Company anticipates increasing sales of XEN products to other U.S. Mainland markets by the end of the year. All home and office delivery sales were made in Hawaii.

       Cost of Sales. The Company's aggregate cost of sales increased 78% to approximately $800,000 in the 2000 Quarter from approximately $449,000 in the 1999 Quarter, primarily due to unit sales growth of PET products. The average cost per case of PET products increased 3% in the 2000 Quarter compared to the 1999 Quarter. Contributing to this increase was an approximate 13% increase in the cost of raw materials for PET products, partially offset by an approximate 10% reduction in labor and plant overhead expenses.

     Selling and Marketing. Selling and marketing expenses increased 51% to approximately $225,000 in the 2000 Quarter from approximately $149,000 in the 1999 Quarter. Substantially all of this increase was due to sales and marketing expenses related to the sale of home and office and XEN products in the 2000 Quarter. The Company did not have any sales of these products in the 1999 Quarter. Sales and Marketing expenses incurred in the 2000 Quarter related to the home and office and XEN products approximated $70,000.

     General and Administrative. General and administrative expenses increased 73% to approximately $494,000 in the 2000 Quarter from approximately $285,000 in the 1999 Quarter. This increase resulted primarily from a $100,000 bonus paid to the Company's Chief Executive Officer, approximately $70,000 in expenses associated with the sales of XEN and home and office delivery products, and increased professional fees (partially related to the acquisition of Aloha in the 2000 Quarter).

     Other (Expense). Net Other (Expense) was approximately $(21,000) in the 2000 Quarter compared to approximately $(20,000) in the 1999 Quarter. Other expense relates primarily to interest on indebtedness and capital leases.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(515,545), or $(.09) per share, in the 2000 Quarter compared to a net loss of $(416,548), or $(.10) per share, in the 1999 Quarter. Weighted Average Shares Outstanding were 5,883,760 in the 2000 Quarter compared to 4,070,619 in the 1999 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were approximately $133,000 at March 31, 2000, compared to approximately $9,000 at December 31, 1999. During the first quarter of 2000, the Company received investment proceeds aggregating approximately 351,000 offset by redemptions of outstanding securities ($100,000), losses from operating activities ($240,000), purchase of property and equipment ($55,000) and repayment of notes and capital leases ($15,000). This deficit was offset by the $183,000 of cash added in the merger with Aloha. See Notes 8 and 12 to the Financial Statements.

     The Company continues to reduce its operating losses and believes that these losses will decline throughout the year based upon anticipated increases in revenues from its home and office and East Meets West Xen-TM-product lines as well as growth in sales of its retail PET products. The Company also anticipates significant cost savings from the consolidation of the Aloha operations, which were acquired in March 2000. See Note 8 to the Financial Statements.

     The Company will need to raise additional capital in order to fund its operating deficits as well as to repay outstanding indebtedness on its equipment and to repay the $500,000 promissory note incurred in connection with the acquisition of Aloha. This note is secured by the stock of Aloha. See Notes 8 and 9 to the Financial Statements. In addition, the Company is seeking capital to support the sales and marketing of its East Meets West Xen-TM- product line. The Company is also committed to repurchasing the balance of its outstanding Series A Convertible Preferred Stock (currently $169,000). The Company believes that any additional financing will likely be in the form of equity capital. The Company is currently negotiating with several investors and anticipates that additional financing could become available from existing stockholders or from new sources. Based upon recent contacts, the Company is optimistic that it will be able to obtain sufficient funds to sustain its business. However, the Company has no firm commitments from financing sources, and there can be assurance that adequate financing will become available to the Company on acceptable terms. If no additional financing becomes available, the Company may not be able to continue as a going concern.

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

                           PART II: OTHER INFORMATION


ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)

            In the first quarter of 2000, the Company raised an aggregate of approximately $350,000 in equity financing from private investors, including through the exercise of outstanding warrants, and also issued 750,000 shares of common stock as partial consideration in connection with the acquisition of Aloha Water Company, Inc. See Notes 12 and 8 to the Financial Statements. In addition, during the quarter, the Company issued 70,000 shares of common stock to legal counsel in payment of certain legal fees. The Company also granted to its non-employee directors as directors fees non-qualified stock options to purchase an aggregate of 900 shares of common stock. All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


-------------------------------------------------------------------------------
Exhibit Number              Description
--------------              -----------
--------------------------- ---------------------------------------------------
           2.1              Merger Agreement and Plan of Reorganization
                            (relating to Acquisition of Aloha Water Company,
                            Inc. ("Aloha")) (Incorporated by reference to
                            Exhibit 2.1 to the Registrant's Current Report on
                            Form 8-K, dated March 20, 2000 (the "March 2000
                            8-K"))

--------------------------- ---------------------------------------------------
           4.1              Specimen Stock Certificate for the Registrant's
                            Series B Convertible Preferred Stock (Incorporated
                            by reference to Exhibit 4.4 to the Registrant's
                            Annual Report on Form 10-KSB for the year ended
                            December 31, 1999 (the "1999 10-K"))

--------------------------- ---------------------------------------------------
           4.2              Resolutions setting forth the relative rights and
                            preferences of the Series B Convertible Preferred
                            Stock (Incorporated by reference to Exhibit 4.5 to
                            the 1999 10-K)

--------------------------- ---------------------------------------------------
           10.1             Employment Agreement between Aloha and Daniel
                            Gabriel (Incorporated by reference to Exhibit 10.1
                            to the March 2000 8-K)

--------------------------- ---------------------------------------------------
           10.2             Secured Exchangeable Promissory Note (the "Aloha
                            Note") issued to the stockholders of Aloha
                            (Incorporated by reference to Exhibit 4.1 to the
                            March 2000 8-K)

--------------------------- ---------------------------------------------------
           10.3             Pledge and Security Agreement securing the Aloha
                            Note (Incorporated by reference to Exhibit 4.2 to
                            the March 2000 8-K)

--------------------------- ---------------------------------------------------
           27.1             Financial Data Schedule
--------------------------- ---------------------------------------------------

           (b)      Reports on Form 8-K

                    Current Report on form 8-K, dated March 20, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                      HAWAIIAN NATURAL WATER COMPANY, INC.
                                  (Registrant)




May 12, 2000          By: /s/ MARCUS BENDER
                          ----------------------
                          Marcus Bender
                          President & Chief Executive Officer



May 12,2000           By: /s/ WILLARD D. IRWIN
                          -----------------------
                          Willard D. Irwin
                          Chief Financial Officer

EXHIBIT INDEX



--------------------------------------------------------------------------
   Exhibit
   Number                      Description
   -------                     -----------
-------------------    ---------------------------------------------------
    2.1                Merger Agreement and Plan of Reorganization
                       (relating to Acquisition of Aloha Water Company,
                       Inc. ("Aloha")) (Incorporated by reference to
                       Exhibit 2.1 to the Registrant's Current Report on
                       Form 8-K, dated March 20, 2000 (the "March 2000
                       8-K"))

--------------------   ---------------------------------------------------
    4.1                Specimen Stock Certificate for the Registrant's
                       Series B Convertible Preferred Stock (Incorporated
                       by reference to Exhibit 4.4 to the Registrant's
                       Annual Report on Form 10-KSB for the year ended
                       December 31, 1999 (the "1999 10-K"))

--------------------   ---------------------------------------------------
    4.2                Resolutions setting forth the relative rights and
                       preferences of the Series B Convertible Preferred
                       Stock (Incorporated by reference to Exhibit 4.5 to
                       the 1999 10-K)

--------------------   ---------------------------------------------------
    10.1               Employment Agreement between Aloha and Daniel
                       Gabriel (Incorporated by reference to Exhibit 10.1
                       to the March 2000 8-K)

--------------------   ---------------------------------------------------
    10.2               Secured Exchangeable Promissory Note (the "Aloha
                       Note") issued to the stockholders of Aloha
                       (Incorporated by reference to Exhibit 4.1 to the
                       March 2000 8-K)

--------------------   ---------------------------------------------------
    10.3               Pledge and Security Agreement securing the Aloha
                       Note (Incorporated by reference to Exhibit 4.2 to
                       the March 2000 8-K)

--------------------   ---------------------------------------------------
    27.1               Financial Data Schedule
--------------------------------------------------------------------------