Form 10QSB
period 2000-06-30
HAWAIIAN NATURAL WATER CO INC
filed 2000-08-21
CIK 1025787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

     The issuer had issued and outstanding 6,878,685 shares of Common Stock on August 11, 2000.

           Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---


------------------------------------------------------------------------------
                                                                        PAGE 1

                      Hawaiian Natural Water Company, Inc.
                           Consolidated Balance Sheet
                                 June 30, 2000
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $   210,638
     Inventories                                                           338,915
     Trade accounts receivable, net of allowance for doubtful
          accounts of $70,879                                              515,206
     Other current assets                                                  252,053
                                                                       -----------
          Total Current Assets                                           1,316,812

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $1,210,733                                      2,744,307

CO-PACKING AGREEMENT, net of accumulated amortization
     of $22,500                                                            127,500

INTANGIBLE ASSET, net of accumulated amortization of $1,486                138,260

PURCHASE PRICE IN EXCESS OF BOOK VALUE, net of
     accumulated amortization of $23,182 and                               408,493
     impairment allowance of $903,094                                  -----------
               Total Assets                                            $ 4,735,372
                                                                       -----------
                                                                       -----------


   LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                            $   990,260
     Customer deposit liability                                            380,719
     Book overdraft                                                        154,134
     Accrued professional fees                                              78,824
     Accrued vacation                                                       39,279
     Accrued payroll and related taxes                                      75,292
     Accrued commissions and billbacks                                     173,882
     Accrued other                                                         231,910
     Notes payable - Current portion                                       638,209
     Capital lease obligation - Current portion                             73,405
                                                                       -----------
          Total Current Liabilities                                      2,835,914
                                                                       -----------

NON-CURRENT LIABILITIES:
     Capital lease obligation - net of current portion                     106,165
     Notes payable - net of current portion                                307,545
     Other                                                                  51,885
                                                                       -----------
          Total Non-Current Liabilities                                    465,595
                                                                       -----------
               Total Liabilities                                         3,301,509
                                                                       -----------

MANDATORILY-REDEEMABLE PREFERRED STOCK
            Series B Convertible Preferred - 100 shares issued and
              outstanding with conversion rights and aggregate
              liquidation preference of $100,000                           100,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, $1.00 par value; 5,000,000 shares Authorized:
            Series A Convertible Preferred -
              140 shares issued and outstanding with conversion
              rights and aggregate liquidation preference of
              $140,000;                                                     64,216
     Common stock, no par value; 20,000,000 shares authorized;
          6,852,685 shares issued and outstanding                        9,378,157
     Common stock warrants and options; 5,813,325 issued
          and outstanding                                                3,809,688

     Accumulated Deficit                                               (11,918,198)
                                                                       -----------
          Total Stockholders' Equity                                     1,333,863
                                                                       -----------
               Total Liabilities, Mandatorily-Redeemable
                 Preferred Stock, and Stockholders' Equity             $ 4,735,372
                                                                       -----------
                                                                       -----------

    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                                         PAGE 2

                        Hawaiian Natural Water Company, Inc.
                       Consolidated Statements of Operations
               For the Three and Six Months Ended June 30, 1999 and 2000
                                   (Unaudited)


                                                 Three Months             Six Months
                                                Ended June 30,           Ended June 30,
                                          ------------------------   -----------------------
                                              1999         2000         1999        2000
                                          -----------  -----------   -----------   ----------
NET SALES                                 $  742,739   $1,173,421    $ 1,228,544  $ 2,198,113
COST OF SALES                                516,946      955,964        965,591    1,755,946
                                          -----------  -----------   -----------   ----------
     Gross Margin                            225,793      217,457        262,953      442,167

EXPENSES:
     Selling and Marketing                   175,311      316,452        324,366      542,199
     General and Administrative              343,472      408,657        628,383      902,155
                                          -----------  -----------    -----------   ----------
                                             518,783      725,109        952,749    1,444,354
OTHER INCOME (EXPENSE)
     Interest and other income                 1,166          -            4,557         -
     Interest expense                        (16,967)     (56,667)       (40,100)     (77,677)
     Impairment charge                             -     (903,094)             -     (903,094)
                                          -----------  -----------    -----------   ----------
                                             (15,801)    (959,761)       (35,543)    (980,771)

Net Loss                                  $ (308,791)  $(1,467,413)   $ (725,339) $(1,982,958)
                                          -----------  -----------    -----------   ----------
                                          -----------  -----------    -----------   ----------
Basic and Diluted
Net Loss Per Share:                          $ (0.08)     $ (0.22)       $ (0.18)     $ (0.31)
                                          -----------  -----------    -----------   ----------
                                          -----------  -----------    -----------   ----------
Weighted Average Common
 Shares Outstanding                        4,079,563    6,800,471       4,075,115   6,339,583
                                          ----------   -----------    -----------  -----------
                                          ----------   -----------    -----------  -----------


  The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                                         PAGE 3

                     Hawaiian Natural Water Company, Inc.

                 Consolidated Statement of Manditorily-Redeemable
                  Preferred Stock and Stockholders' Equity For the
                          Six Months Ended June 30, 2000
                                   (Unaudited)

                                                           COMMON STOCK WARRANTS
                                       COMMON STOCK             AND OPTIONS       PREFERRED STOCK
                                 -----------------------  ---------------------- ------------------                    TOTAL
                                    NUMBER OF              NUMBER OF              NUMBER OF             ACCUMULATED  STOCKHOLDERS
                                     SHARES     AMOUNT       SHARES      AMOUNT     SHARES    AMOUNT       DEFICIT      EQUITY
                                 ------------ ----------   ----------   ---------  --------  --------   -----------  ------------
BALANCE AT
  DECEMBER 31, 1999               5,536,727   $8,076,886    5,709,458   $3,705,529   319     $205,755  $(9,894,059)  $ 2,094,111

Issuance of common stock and
  warrants to chief executive
  officer
  January 1, 2000                   100,000       53,097      166,667       46,903    -         -           -            100,000

Issuance of common stock
and common stock warrants in
private offering
  February 1, 2000                   50,000       26,548       83,333       23,452    -         -           -             50,000
  February 20, 2000                  50,000       26,548       83,333       23,452    -         -           -             50,000

Issuance of common stock
and common stock warrants
to professional advisor
  February 1, 2000                   10,000        5,310       16,667        4,690    -         -           -             10,000
  February 15, 2000                  10,000        5,310       16,667        4,690    -         -           -             10,000

Issuance of common stock
and common stock warrants
to professional advisor
  March 17, 2000                     50,000       50,000        -            -        -         -           -             50,000

Issuance of common stock
in acquisition of Aloha
Water Company, Inc.
  March 20, 2000                    750,000      937,500        -            -        -         -           -            937,500

Issuance of preferred stock
to private investor
  March 3, 2000                       -            -            -            -       100      100,000       -            100,000

Redemption of preferred stock
  February 7, 2000                    -            -            -            -       (50)     (39,536)     (10,464)      (50,000)
  March 6, 2000                       -            -            -            -       (50)     (39,536)     (10,464)      (50,000)
  May 1, 2000                         -            -            -            -       (35)     (27,675)      (7,325)      (35,000)
  May 26, 2000                        -            -            -            -       (15)     (11,861)      (3,139)      (15,000)
  June 29, 2000                       -            -            -            -       (29)     (22,931)      (6,039)      (29,000)


Exercise of stock options by
institutional investor
  March 3, 2000                     100,000        1,000     (100,000)        -        -         -            -            1,000

Exercise of stock options by
Private investor
  March 3, 2000                      50,000       50,000      (50,000)       -         -         -             -          50,000
  May 1, 2000                        35,000       35,000      (35,000)       -         -         -             -          35,000
  May 25, 2000                       15,000       15,000      (15,600)       -         -         -             -          15,000
  June 1, 2000                       14,600       14,600      (14,600)       -         -         -             -          14,600
  June 16, 2000                      35,000       35,000      (35,000)       -         -         -             -          35,000
  June 29, 2000                      15,000       15,000      (15,000)       -         -         -             -          15,000


Issuance of common stock
options to non-employee
directors
  February 16, 2000                   -            -              900          486     -         -             -             486
  May 11, 2000                        -            -              900          486     -         -             -             486

Issuance of common stock
To marketing consultant
  March 31, 2000                     20,000       20,000        -            -       -          -             -           20,000
  April 12, 2000                      3,000        3,000        -            -       -          -             -            3,000
  June 30, 2000                       2,250        2,250        -            -       -          -             -            2,250

Issuance of common stock
Pursuant to Co-Packing
Agreement
  May 5, 2000                         3,490        3,490        -            -       -          -             -            3,490
  June 30, 2000                       2,618        2,618                                                                   2,618
Accrued dividends to
 preferred shareholder                -            -            -            -       -          -           (3,920)       (3,720)

Net Loss                              -            -            -            -       -          -       (1,982,958)   (1,982,958)
                                ----------  ----------    ---------    ----------   ---     --------   ----------   -----------
BALANCE AT
  June 30, 2000                  6,852,685  $9,378,157    5,813,325    $3,809,688   240     $164,216 $ (11,918,198)  $ 1,433,863
                                ----------  ----------    ---------    ----------   ---     --------   ----------   -----------
                                ----------  ----------    ---------    ----------   ---     --------   ----------   -----------

    The accompanying notes are an integral part of these financial statements
-------------------------------------------------------------------------------

                    Hawaiian Natural Water Company, Inc.

                  Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1999 and 2000
                                (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    1999             2000
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $   (725,339)     $(1,982,958)

     Adjustments to reconcile net loss to net cash used
        in operating activities:
             Depreciation and amortization                          116,201          209,556
             Impairment charge                                         -             903,094
             Issuance of stock and options to consultants
              and distributors                                       29,336           25,250
             Issuance of stock options to
              non-employee directors                                  7,389              972
             Amortization of debt discount                           35,064           51,183
             Net (increase) decrease in current assets             (377,212)         225,281
             Net increase in current liabilities                    286,944          363,210
             Net increase in other liabilities                       41,380           10,505
                                                               ------------     ------------
                       Net cash (used in) provided by
                        operating activities                       (586,237)        (193,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                    (267,235)         (43,506)
             Cash acquired in merger with Aloha                                      183,111
             Decrease in deposits on equipment                      (34,145)
                                                               ------------     ------------
                       Net cash (used in) provided by
                        investing activities                       (301,380)         139,605

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from sale of preferred stock and
               common stock warrants                                646,239          100,000
             Net proceeds from private placement of common stock
               and common stock warrants                               -             200,000
             Exercise of common stock options and warrants          125,000          165,600
             Redemption of preferred stock                             -            (179,000)
             Repayments of notes payable                            (85,578)          (6,454)
             Repayment of principal on capital leases               (25,290)         (24,194)
                                                               ------------     ------------
                       Net cash provided by
                        financing activities                        660,371          255,952

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           $   (227,246)    $    201,650

CASH AND CASH EQUIVALENTS, beginning of period                      320,209            8,988
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                       $     93,043     $    210,638
                                                               ------------     ------------
                                                               ------------     ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Acquisition of certain assets of Ali'i Water
   Bottling, Inc. for common stock                             $    312,359     $       -
                                                               ------------     ------------
                                                               ------------     ------------
   Merger with Aloha Water Company, Inc., in exchange
     for common stock and promissory note                      $      -         $  1,334,769
                                                               ------------     ------------
                                                               ------------     ------------

   Preferred shareholder dividends                             $      -         $     41,351
                                                               ------------     ------------
                                                               ------------     ------------



    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)


1.        GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc., and its wholly-owned subsidiary, Aloha Water Co., Inc. (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at June 30, 2000, the results of its operations for the three and six month periods ended June 30, 1999 and 2000, and the cash flows for the six month periods ended June 30, 1999 and 2000 in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. The Company does not anticipate sufficient sales growth by the end of 2000 to achieve positive cash flow. Therefore, the Company must obtain additional financing in order to sustain operations. The accompanying financial statements do no include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In March, 2000, the Company extended its home and office delivery business by acquiring Aloha Water Company, Inc.,("Aloha") a major distributor of purified water to the home and office delivery market in the greater Honolulu area (see Note 8). The consideration for Aloha was stock of the Company and a promissory note secured by all of the stock of Aloha. In August, 2000 the prior owners of Aloha declared a default under this promissory note, and took action to foreclose on the collateral (see Note 9).

In January 2000, the Company expanded its product line beyond the water category through the introduction of a line of herbal beverages under the "East Meets West XEN-TM-" name.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could


-------------------------------------------------------------------------------
                                                                         PAGE 6
differ from those estimates.

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

GROSS MARGIN. The Company's PET products bottling plant currently has a normal production capacity of approximately 200,000 cases per calendar quarter. The Company is currently operating its plant at approximately 63% percent of this capacity. Since a significant portion of the Company's cost of sales includes fixed production costs, the Company anticipates higher gross margins as production and sales increase.

2.        LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month periods ended June 30, 1999 and 2000, were 4,079,563 and 6,800,471, respectively, and for the six month periods ended June 30, 1999 and 2000, were 4,075,115 and 6,339,583, respectively.

The Company's Basic and Diluted Loss Per Share is the same for the second quarter and first half of both 1999 and 2000 in that any exercise of stock options or warrants would have been anti-dilutive.

3.        CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in a money market account with original maturities less than 90 days.

4.        INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 2000, inventories were comprised of the following:

            Raw materials                                  $252,389
            Finished goods                                   86,526
                                                           --------
                                                           $338,915
                                                           --------
                                                           --------


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

-------------------------------------------------------------------------------
                                                                         PAGE 7

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



8. ACQUISITION OF ALOHA WATER COMPANY, INC. AND RESULTING PURCHASE PRICE IN EXCESS OF BOOK VALUE

On March 20, 2000 the Company completed the acquisition of Aloha Water Company, Inc., ("Aloha") a major distributor of purified water to the home and office delivery market in the greater Honolulu area. The acquisition was accomplished through a merger of Aloha into a wholly owned subsidiary of the Company formed for this purpose. The purchase price for Aloha consisted of an aggregate of (1) 750,000 shares of Common Stock of the Company and (ii) a promissory note of the Company in the amount of $500,000 (see Note 9). The total consideration paid by the Company to the owners of Aloha, by way of common stock and a promissory note, in excess of the net assets recorded by Aloha on the date of acquisition amounted to $1,334,769 plus associated professional fees incurred. The Company has not yet completed the purchase price allocation. Pending the valuation of net assets, the Company is amortizing the purchase price in excess of book value over a 15-year period.

In August, 2000 the holders of the promissory note issued in connection with the acquisition of Aloha declared a default, and have taken action to foreclose on the collateral, which is all of the stock of Aloha. The Company has recorded at June 30, 2000 a provision for impairment of the purchase price in excess of book value. The provision amount was determined as the difference between the purchase price in excess of book value and the fair value of the promissory note issued, or $903,904.

Had the acquisitions of Ali'i and Aloha occurred at the beginning of the current and prior fiscal years, the unaudited and pro forma net sales, net loss, diluted net loss per share and diluted weighted average common shares outstanding would be as follows:

-------------------------------------------------------------------------------
                                                                         PAGE 8

                                                Six Months
                                               Ended June 30
                                         ------------------------
                                            1999          2000
                                         ----------   -----------
Net sales                                $ 2,306,661   $ 2,492,847

Net loss                                 $(1,120,154)  $(1,982,060)

Diluted net loss per share               $      (.22)  $      (.30)

Diluted weighted average
 common shares outstanding                 5,174,812     6,654,500


9.        NOTES PAYABLE

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

The following summarizes the Company's notes payable as of June 30, 2000

                      Aloha note                         $ 500,000
                      Less:  Unamortized discount          (36,102)
                      Equipment note payable               495,000
                      Less: Unamortized discount           (37,366)
                                                         ---------
                      Net notes payable                    921,532
                      Vehicle installment note payable       6,354
                      Warehouse note payable                17,868
                                                         ---------
                      Subtotal - notes payable             945,754
                      Less: Current portion               (638,209)
                                                         ---------
                      Non-current portion                $ 307,545
                                                         ---------
                                                         ---------


In August, 2000 the prior owners of Aloha declared a default under the Aloha note, and took action to foreclose on the collateral (see Note 8).

10.       STOCK OPTIONS

In July 1998, the Company granted to its financial public relations advisor options to purchase an aggregate of 565,000 shares of Common Stock. These options were valued, in accordance with SFAS 123 (using the Black-Scholes options pricing model), at $772,913. In January 1999 the holder exercised 50,000 of these options at an aggregate exercise price of $125,000. 250,000 options expired unexercised in August, 1999 and the remaining 265,000 options expired unexercised in July, 2000.

The total number of Common Stock warrants and options shown at June 30, 2000 excludes an aggregate of 447,167 options outstanding at such date held by officers and employees of the Company. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is

-------------------------------------------------------------------------------
                                                                         PAGE 9
recognized only if the exercise price is less than the market price at the date of grant. All employee stock options outstanding at June 30, 2000 had an original exercise price of $4.00 per share. In February 2000, the Company reduced the exercise price of the options held by all active employees to $2.00 per share.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. In the second quarter of 2000, the Company recorded $5,250 for stock options granted to marketing consultants. In May 2000, the Company reduced the exercise price of the options held by all active consultants to $2.00 per share. It was determined by the Company that the revaluation of the consultant options would not have a material impact on the amounts previously recorded in the accounting records.

11.       SALES BY BUSINESS SEGMENT

For the three month periods ended June 30, 1999 and 2000, the Company had the following sales by business segment:

                                   1999       %        2000       %
                                 --------    ---    ----------   ---
       PET products               742,739    100       734,235    63
       Home & office delivery         --     --        362,563    31
       XEN products                   --     --         76,623     6
                                 --------    ---    ----------   ---
                                  742,739    100     1,173,421   100
                                 --------    ---    ----------   ---
                                 --------    ---    ----------   ---

For the six month periods ended June 30, 1999 and 2000, the Company had the following sales by business segment:

                                   1999       %        2000       %
                                 ---------   ---    ----------   ---
       PET products              1,228,544   100    1,525,927    70
       Home & office delivery          --    --       445,563    20
       XEN products                    --    --       226,623    10
                                 ---------   ---    ----------   ---
                                 1,228,544   100     2,198,113   100
                                 ---------   ---    ----------   ---
                                 ---------   ---    ----------   ---

-------------------------------------------------------------------------------

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

In September 1999, the Company entered into a standstill agreement with the holder of the Series A preferred stock pursuant to which the Company redeemed 250 shares for an aggregate of $250,000 and was granted a 30-day option to redeem the balance of the outstanding shares at a discount to their liquidation preference amount. The investor agreed not to convert any shares during this option period. In October 1999, the Company exercised this option with respect to an aggregate of 625 shares for an aggregate redemption price of $508,750. In connection with the grant of this option, the Company further reduced the exercise price of the 100,000 warrants held by the investor to $.25 per share. In November 1999, the Company entered into a second standstill agreement with the investor, pursuant to which the Company redeemed 50 shares for an aggregate of $50,000 and was granted a second option to redeem the balance of the outstanding shares (then 319 shares after giving effect to such redemption) at their liquidation preference amount at any time through January 31, 2000. The investor agreed not to convert any shares during such option period. In connection with the grant of this second option, the Company further reduced the exercise price of the 100,000 warrants held by the investor to $.01 per share. The investor exercised these warrants in full in March, 2000. During the first quarter of 2000, the Company redeemed an additional 100 shares of Series A preferred stock for an aggregate of $100,000. During the second quarter, the Company redeemed 79 more shares for an aggregate of $79,000. There are currently 140 shares of Series A preferred stock outstanding. The investor has agreed not to convert any of such shares until September 1, 2000.

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

      c.  Private Offering of Common Stock and Warrants

         In September 1999, the Company raised $850,000 ($830,000 net of offering expenses) through a private offering of 850,000 Units at a purchase price of $1.00 per Unit. Each Unit consisted of (i) one share of common stock, (ii) one five year warrant to purchase one share of common stock at an exercise price of $1.00 per share (a $1.00 warrant), and (iii) one five year warrant to purchase 2/3 of one share of common stock at an exercise price of $1.50 per share. An investment of $750,000 was received from two unaffiliated private investors (and certain of their affiliated entities), and an additional investment of $100,000 was received from the Company's Chief Executive Officer. The unaffiliated investors purchased an additional 200,000 Units in December 1999 and 100,000 Units in February 2000 for an aggregate additional investment of $300,000. The Company's Chief Executive Officer purchased an additional 100,000 Units in January 2000 for $100,000. One of the affiliated investors exercised 50,000 $1.00 warrants for an aggregate of $50,000 in the first quarter of 2000, and an additional $114,600 in the second quarter of 2000. Subsequent to the end of the quarter, in July 2000 the investor exercised an additional 26,000 warrants.

-------------------------------------------------------------------------------

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

     RECENT DEVELOPMENT. In August 2000, the holders of the promissory note (the "Aloha Note") issued in connection with the acquisition of Aloha Water Company ("Aloha") declared a default for failure by the Company to make current interest payments. The Aloha Note is secured by all of the stock of Aloha; and the holders have taken action to foreclosure on the collateral. Such foreclosure would effectively constitute a divestiture of Aloha. Since its acquisition in March 2000, Aloha accounted for a majority of the Company's home and office delivery sales. Therefore, future sales and gross margin in this category are expected to be lower than in the most recently completed quarter; and costs associated with the Aloha operations will be eliminated. Since Aloha had made a positive contribution to earnings and cash flow, the Company's future overall results of operations will be adversely affected by this development.

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

     Net Sales. Net Sales increased 58% to approximately $1,173,000 for the three months ended June 30, 2000 (the "2000 Quarter") from approximately $743,000 for the three months ended June 30, 1999 (the "1999 Quarter"). $734,000 (63%)of net sales for the 2000 Quarter were derived from sales of PET products. The remaining $439,000 in net sales were comprised of $363,000 (31%) in home and office delivery sales (of which $280,000 related to Aloha) and $77,000 (6%) in East Meets West XEN-TM- ("XEN") herbal beverage sales. Case sales of PET products in the 2000 Quarter were approximately 126,000 as compared to approximately 130,000 cases in the 1999 Quarter. The decline in case sales in the 2000 Quarter resulted from a manufacturing equipment breakdown of approximately one week, which resulted in a shutdown of production. This breakdown created a backlog of sales orders which The Company expects to fill in the third quarter of 2000. Sales in Hawaii accounted for 99% of PET sales in the 2000 Quarter compared to 63% in the 1999 Quarter. International sales accounted

-------------------------------------------------------------------------------
                                                                        PAGE 12
for the remaining 1% of PET sales in the 2000 Quarter, as compared to 22% in the 1999 Quarter. PET sales to the U.S. Mainland in the 2000 Quarter were offset by discounts and related shipping costs, which resulted in no net sales volume during the period, whereas in the 1999 Quarter net sales to the U.S. Mainland were 5% of total PET sales. 69% of XEN sales were made in the U.S. Mainland, 19% were made in Hawaii, and 2% were made in Guam.

     Cost of Sales. The Company's aggregate cost of sales increased 85% to approximately $956,000 in the 2000 Quarter from approximately $517,000 in the 1999 Quarter. Included in the 2000 Quarter increase are $128,000 of costs related to home and office delivery sales (of which $83,000 related to Aloha sales), and $150,000 of costs associated with XEN sales. There were no XEN or home and office delivery sales in the 1999 Quarter. Cost of sales relating to the home and office business will be reduced in future quarters due to the foreclosure on the Aloha note (see Note 8 to the Financial Statements). PET average case costs increased approximately 17% in the 2000 Quarter compared to the 1999 Quarter, primarily attributable to increased raw material cost.

     Gross Margin. Gross margin decreased to approximately $217,000 in the 2000 Quarter from approximately $226,000 in the 1999 Quarter, primarily as a result of increased utilization of the bottling plant and increased average net case sales price, offset by increased raw material costs. Plant utilization was to 63% of capacity in the 2000 Quarter, compared to 61% in the 1999 Quarter.

     Selling and Marketing. Selling and marketing expenses increased 80% to $316,000 in the 2000 Quarter from approximately $175,000 in the 1999 Quarter. The majority of this increase is attributable to $74,000 of expenses associated with the 2000 launch of the XEN product line and $108,000 of expenses related to the Company's home and office delivery business (of which $84,000 related to Aloha), partially offset by a reduction in PET selling and marketing expenses of $41,000 in the 2000 Quarter compared to the 1999 Quarter. The Company did not have any sales of XEN or home and office delivery products in the 1999 Quarter.

     General and Administrative. General and administrative expenses increased 19% to approximately $409,000 in the 2000 Quarter from approximately $343,000 in the 1999 Quarter. This increase resulted primarily from $118,000 of expenses in the 2000 Quarter related to the XEN and home and office delivery products (of which $94,000 related to Aloha), which product lines were not introduced by the Company until 2000, partially offset by a $52,000 reduction in general overhead expenses in the 2000 Quarter compared to the 1999 Quarter.

     Other (Expense). Net Other (Expense) was approximately $(960,000) in the 2000 Quarter compared to approximately $(16,000) in the 1999 Quarter. This increase is primarily due to a provision for impairment of purchase price in excess of book value due to the foreclosure on the Aloha note (see Note 8 to the Financial Statements), increased interest expense associated with the Aloha note, and capitalized leases of equipment related to the home and office delivery business, plus a reduction in interest income earned on cash equivalents.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(1,467,413), or $(0.22) per share, in the 2000 Quarter compared to a net loss of $(308,791), or $(0.08) per share, in the 1999 Quarter. Weighted Average Shares Outstanding were 6,800,471 in the 2000 Quarter compared to 4,079,563 in the 1999 Quarter.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
1999

      Net Sales. Net sales increased 79% to approximately $2,198,000 for the six months ended June 30, 2000 (the "2000 First Half") from approximately $1,229,000 for the six months ended June 30, 1999 (the "1999 First Half"). $1,526,000 (70%) of net sales for the 2000 First Half were derived from sales of PET products. The remaining $672,000 in net sales were comprised of $446,000 (20%) in home and office delivery sales and $226,000 (10%) in XEN sales. PET product sales in the 2000

-------------------------------------------------------------------------------
                                                                        PAGE 13

Second Half represented a 24% increase over PET product sales of $1,229,000 in the 1999 Second Half. Case sales increased 22% to 256,000 cases in the 2000 First Half compared to 209,000 cases in the 1999 First Half. Sales in the Hawaii accounted for 99% of PET sales in the 2000 First Half compared to 78% in the 1999 First Half. International sales accounted for the balance of PET sales (1%) in the 2000 First Half, compared to 17% in the 1999 First Half. PET sales to the U.S. Mainland in the 2000 First Half were partially offset by discounts and related shipping costs, which resulted in no net sales volume during the period, whereas in the 1999 First Half net sales to the U.S. Mainland were 5% of total PET sales. 56% of XEN sales were made in the U.S. Mainland, 40% were made in Hawaii and the balance of 4% were made in Guam.

     Cost of Sales. The Company's aggregate cost of sales increased 82% to approximately $1,756,000 in the 2000 First Half from approximately $966,000 in the 1999 First Half. Included in 2000 First Half costs are $179,000 related to XEN product sales, and $168,000 associated with home and office delivery product sales. There were no XEN or home and office sales in the 1999 First Half. PET product cost of sales increased $443,000, and is attributable to the 22% increase in case sales in 2000 First Half as compared to 1999 First Half. Additionally, PET average case costs increased approximately 29% due to increased costs of raw materials in 2000 First Half as compared to 1999 First Half.

      Selling and Marketing. Selling and marketing expenses increased 67% to approximately $542,000 in the 2000 First Half from approximately $324,000 in the 1999 First Half. The majority of this increase is attributable to expenses associated with the XEN ($130,000) and the home and office delivery business ($108,000) product lines, partially offset by a $20,000 reduction in PET selling and marketing expenses. The Company did not have any sales of XEN and home and office delivery products in the 1999 First Half.

     General and Administrative. General and administrative expenses increased 44% to approximately $902,000 in the 2000 First Half from approximately $628,000 in the 1999 First Half. The majority of this increase was related to expenses associated with the XEN($35,000) and the home and office delivery ($124,000) product lines, a $100,000 bonus paid to the Company's Chief Executive Officer, and increased professional fees, approximately $33,000 in amortization expenses associated with the Co-Packing Agreement and the purchase price of Aloha in excess of book value, partially offset by an overall $18,000 reduction in corporate general and administrative expenses.

     Other (Expense). Other (Expense) increased to approximately ($981,000) in the 2000 First Half from approximately ($36,000) in the 1999 First Half. This increase is primarily due to a provision for impairment of purchase price in excess of book value due to the foreclosure on the Aloha Stock (see
Note 8), increased interest expense associated with the Aloha note, and capitalized leases of equipment related to the home and office delivery business, plus a reduction in interest income, resulting from a reduction in interest income earned on cash equivalents.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(1,982,958), or $(0.31) per share, in the 2000 First Half compared to a net loss of $(725,339), or $(0.18) per share, in the 1999 First Half. Weighted Average Shares Outstanding were 6,339,583 in the 2000 First Half compared to 4,075,115 in the 1999 First Half.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were approximately $211,000 at June 30, 2000, compared to approximately $9,000 at December 31, 1999. During the first half of 2000, the Company received investment proceeds aggregating approximately $465,000 offset by redemptions of outstanding securities ($179,000), losses from operating activities ($194,000), purchase of property

-------------------------------------------------------------------------------
                                                                        PAGE 14
and equipment ($44,000) and repayment of notes and capital leases ($31,000). This deficit was offset by the $183,000 of cash added in the merger with Aloha. This cash will no longer be included in the Company's future quarters due to the foreclosure on the Aloha note. See Notes 8 and 12 to the Financial Statements.

     The Company will need to raise additional capital in order to fund its operating deficits as well as to repay outstanding indebtedness on its equipment and to repay its outstanding promissory notes, which are secured by significant assets of the Company.

     The Company does not currently have adequate capital to operate in accordance with its business plan. If the Company is not able to raise additional capital by the end of 2000, the Company will likely not be able to continue as a going concern. The Company is seeking funding from various sources, but currently has no commitments for additional financing, and there can be no assurance that such funding will become available to the Company.


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

                         PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c)

           In the second quarter of 2000, the Company raised an aggregate of approximately $432,000 in equity financing from private investors, including $114,600 through the exercise of outstanding warrants. The Company also granted to its non-employee directors as directors fees non-qualified stock options to purchase an aggregate of 900 shares of common stock. All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

-------------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting") on June 13, 2000.

(b) The following five persons were elected as directors of the Company:

         Marcus Bender

         Brian Barbata

         Michael Chagami

         Daniel Gabriel

         Wilhelm Kuhlmann

(c) The following matters were voted upon at the Annual Meeting:

(1)  Election of Directors:

                                     FOR          AGAINST     ABSTAIN
     Marcus Bender                 4,023,691       21,900       --

     Brian Barbata                 4,023,691       21,900       --

     Michael Chagami               4,023,691       21,900       --

     Daniel Gabriel                4,023,691       21,900       --

     Wilhelm Kuhlmann              4,023,691       21,900       --


-------------------------------------------------------------------------------
                                                                        PAGE 16

         (2) Ratification of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 2000:


        FOR       AGAINST     ABSTAIN
 4,021,991        23,600        --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
   27.1             Financial Data Schedule

    (b)      Reports on Form 8-K

                    Current Report on Form 8-K/A dated May 26, 2000 amending the Current Report on Form 8-K dated March 20, 2000 relating to the acquisition of Aloha Water Co., Inc.


-------------------------------------------------------------------------------
                                                                        PAGE 17

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                                  (Registrant)


August 11, 2000          By: /s/ MARCUS BENDER
                             ----------------------
                             Marcus Bender
                             President & Chief Executive Officer


August 11,2000           By: /s/ WILLARD D. IRWIN
                             -----------------------
                             Willard D. Irwin
                             Chief Financial Officer

-------------------------------------------------------------------------------
                                                                        PAGE 18

EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
   27.1             Financial Data Schedule

-------------------------------------------------------------------------------
                                                                        PAGE 19