Form 10QSB
period 2000-09-30
HAWAIIAN NATURAL WATER CO INC
filed 2000-11-14
CIK 1025787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
(MARK ONE)
/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

The issuer had issued and outstanding 7,676,561 shares of Common Stock on November 10, 2000.
           Transitional Small Business Disclosure Format (check one):
                                    YES   NO X
                                       ---  ---

                      Hawaiian Natural Water Company, Inc.
                                  Balance Sheet
                               September 30, 2000
                                   (Unaudited)
                                     ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                                      $233,408
     Inventories                                                     555,167
     Trade accounts receivable, net of allowance for doubtful
          accounts of $76,468                                        422,975
     Other current assets                                            129,468
                                                                ------------
          Total Current Assets                                     1,341,018

PROPERTY AND EQUIPMENT, net of accumulated depreciation
          and amortization of $904,293                             2,317,946

CO-PACKING AGREEMENT, net of accumulated amortization
          Of $30,000                                                 120,000

INTANGIBLE ASSET, net of accumulated amortization of $33,832         125,317
                                                                ------------
          Total Assets                                           $ 3,904,281
                                                                ------------
                                                                ------------

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $ 1,201,641
     Accrued professional fees                                        56,216
     Accrued vacation                                                 44,279
     Accrued payroll and related taxes                                44,413
     Accrued commissions and billbacks                               233,657
     Accrued other                                                   167,620
     Notes payable - current portion                                 523,493
     Capital lease obligation - current portion                       32,027
                                                                ------------
          Total Current Liabilities                                2,303,346
                                                                ------------
NON-CURRENT LIABILITIES:
     Notes payable - net of current portion                          314,771
     Capital lease obligation - net of current portion                24,187
     Other                                                            41,380
                                                                ------------
          Total Non-Current Liabilities                              380,338
                                                                ------------
          Total Liabilities                                        2,683,684
                                                                ------------

MANDATORILY-REDEEMABLE PREFERRED STOCK:
     Series B Convertible Preferred - 100 shares issued and
          Outstanding with conversion rights and aggregate
          Liquidation preference of $100,000                         100,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, $1.00 par value; 5,000,000 shares
          authorized; 140 shares issued and outstanding with
          conversion rights and aggregate liquidation
          preference of $140,000                                      64,216
     Common stock, no par value; 20,000,000 shares authorized;
          7,676,561 shares issued and outstanding                  9,575,601
     Common stock warrants and options; 5,762,225 issued
          and outstanding                                          3,715,938

     Accumulated Deficit                                         (12,235,158)
                                                                ------------
            Total Stockholders' Equity                             1,220,597
                                                                ------------
            Total Liabilities, Mandatorily-Redeemable
              Preferred Stock, and Stockholders' Equity         $  3,904,281
                                                                ------------
                                                                ------------

      The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Operations
         For the Three and Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                           Three Months              Nine Months
                                        Ended September 30,       Ended September 30,
                                      -----------------------   -----------------------
                                         1999          2000        1999         2000
                                      ----------- -----------   -----------   ----------

NET SALES                         $   929,880        944,999    $ 2,158,424    $ 3,143,112

COST OF SALES                         709,988        661,677      1,675,579      2,417,623
                                  -----------    -----------    -----------    -----------
     Gross Margin                     219,812        283,322        482,845        725,489

EXPENSES:
     Selling and Marketing            169,342        217,451        493,708        759,650
     General and Administrative       423,584        281,420      1,052,615      1,183,575
                                  -----------    -----------    -----------    -----------
                                      592,926        498,871      1,546,323      1,943,225

OPERATING LOSS                       (373,034)      (215,549)    (1,063,478)    (1,217,736)

OTHER INCOME (EXPENSE)
     Interest and Other Income          3,933           --            8,490           --
     Interest Expense                 (18,223)        24,076        (58,323)       (53,601)
     Impairment Charge                   --         (122,841)          --       (1,025,935)
                                  -----------    -----------    -----------    -----------
                                      (14,290)      (98,765)        (49,833)    (1,079,536)

NET LOSS                          $  (387,324)   $  (314,314)    (1,113,311)    (2,297,272)
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
Basic and Diluted
Net Loss Per Share:               $     (0.09)   $     (0.04)   $     (0.27)   $     (0.35)
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------
Weighted Average Common
  Shares Outstanding                4,395,155      7,032,242      4,183,931      6,559,193
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

     The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                        Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)



                                                           COMMON STOCK WARRANTS
                                       COMMON STOCK             AND OPTIONS          PREFERRED STOCK
                                 -----------------------  ----------------------     ------------------               TOTAL
                                   NUMBER OF              NUMBER OF                 NUMBER OF              ACCUMULATED  STOCKHOLDERS
                                    SHARES     AMOUNT       SHARES      AMOUNT       SHARES     AMOUNT       DEFICIT      EQUITY
                                 ------------   --------  ----------------------     ---------  -------     -----------  ----------
BALANCE AT
  DECEMBER 31, 1999               5,536,727   $8,076,886    5,709,458   $3,705,529   319       $205,755   $(9,894,059)  $ 2,094,111

Issuance of common stock and
  warrants to chief executive
  officer
  January 1, 2000                   100,000       53,097      166,667       46,903    -           -               -         100,000

Issuance of common stock
and common stock warrants in
private offering
  February 1, 2000                   50,000       26,548       83,333       23,452    -           -               -          50,000
  February 20, 2000                  50,000       26,548       83,333       23,452    -           -               -          50,000

Issuance of common stock
and common stock warrants
to professional advisor
  February 1, 2000                   10,000        5,310       16,667        4,690    -           -               -          10,000
  February 15, 2000                  10,000        5,310       16,667        4,690    -           -               -          10,000
  March 17, 2000                     50,000       50,000        -            -        -           -               -          50,000
  March 31, 2000                      -            -           12,500       12,500    -           -               -          12,500

Issuance of common stock
in acquisition of Aloha
Water Company, Inc.
  March 20, 2000                    750,000      937,500        -            -        -           -               -         937,500

Issuance of preferred stock
to private investor
  March 3, 2000                       -            -            -            -       100        100,000           -         100,000

Redemption of preferred stock
  February 7, 2000                    -            -            -            -       (50)       (39,536)      (10,464)      (50,000)
  March 6, 2000                       -            -            -            -       (50)       (39,536)      (10,464)      (50,000)
  May 1, 2000                         -            -            -            -       (35)       (27,675)       (7,325)      (35,000)
  May 26, 2000                        -            -            -            -       (15)       (11,861)       (3,139)      (15,000)
  June 29, 2000                       -            -            -            -       (29)       (22,931)       (6,069)      (29,000)

Exercise of stock options by
institutional investor
  March 3, 2000                     100,000        1,000     (100,000)       -        -           -               -           1,000

Exercise of common stock
Warrants by
Private investor
  March 3, 2000                      50,000       50,000      (50,000)       -        -           -               -          50,000
  May 1, 2000                        35,000       35,000      (35,000)       -        -           -               -          35,000
  May 25, 2000                       15,000       15,000      (15,000)       -        -           -               -          15,000
  June 1, 2000                       14,600       14,600      (14,600)       -        -           -               -          14,600
  June 16, 2000                      35,000       35,000      (35,000)       -        -           -               -          35,000
  June 29, 2000                      15,000       15,000      (15,000)       -        -           -               -          15,000
  July 21, 2000                      26,000       26,000      (26,000)       -        -           -               -          26,000
  August 25, 2000                    40,000       40,000      (40,000)       -        -           -               -          40,000

Issuance of common stock
options to non-employee
directors
  February 16, 2000                   -            -              900          486    -           -               -             486
  May 11, 2000                        -            -              900          486    -           -               -             486
  June 13, 2000                       -            -              600        -        -           -               -             -
  August 8, 2000                      -            -              900        -        -           -               -             -
  September 28, 2000                  -            -              900        -        -           -               -             -

Issuance of common stock
To marketing consultants
  March 31, 2000                     20,000       20,000        -            -        -           -               -          20,000
  April 12, 2000                      3,000        3,000        -            -        -           -               -           3,000
  June 30, 2000                       2,250        2,250        -            -        -           -               -           2,250
  August 31, 2000                     6,750        6,750        -            -        -           -               -           6,750
  September 30, 2000                 10,000       10,000        -            -        -           -               -          10,000

Issuance of common stock
Pursuant to Co-Packing
Agreement
  May 5, 2000                         3,490        3,490        -            -        -           -               -           3,490
  June 30, 2000                       2,618        2,618        -            -        -           -               -           2,618
  July 31, 2000                       2,643          512        -            -        -           -               -             512
  September 13, 2000                700,000      106,250        -         (106,250)   -           -               -             -
  September 30, 2000                  4,483          869        -            -        -           -               -             869

Issuance of common stock
For U.S. Mainland office rental
  June 5, 2000                        1,000          406       -             -        -           -               -             406
  June 30,000                         1,000          438       -             -        -           -               -             438
  July 3, 2000                        1,000          406       -             -        -           -               -             406
  September 30, 2000                  1,000          188       -             -        -           -               -             188

Issuance of common stock to
key management executives
as incentive compensation
  August 31, 2000                    30,000        5,625      -             -         -           -               -           5,625

Accrued dividends to
 preferred shareholder                -           -           -             -         -           -            (6,366)       (6,366)

Net Loss                              -           -           -             -         -           -        (2,297,272)   (2,297,272)
                                 ----------   ----------    ---------   ----------   ---       --------   ------------  -----------
BALANCE AT
  September 30, 2000              7,676,561   $9,575,601    5,762,225   $3,715,938   240       $164,216  $(12,235,158)  $ 1,220,597
                                 ----------   ----------    ---------   ----------   ---       --------  ------------   -----------

    The accompanying notes are an integral part of these financial statements

                      Hawaiian Natural Water Company, Inc.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1999          2000
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                         $(1,113,311)  $(2,297,272)

     Adjustments to reconcile net loss to net cash used in operating activities:

             Depreciation and amortization                193,366       286,227
             Amortization of debt discount                 50,740        25,974
             Impairment charge                                -       1,025,935
             Net income from subsidiary                       -         (18,435)
             Issuance of stock and options to
              consultants and distributors                 52,627        63,427
             Issuance of stock options to
              non-employee directors                        8,037           972
             Issuance of common stock to employees            -           5,625
             Net (increase) decrease in current assets   (498,453)      121,505
             Net increase in current liabilities          262,978       415,599
             Net increase in other liabilities             41,380           -
                                                      ------------ ------------
                 Net cash used in operating
                  activities                           (1,002,636)     (370,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (247,963)      (78,293)
     Decrease in deposits on equipment                    (47,238)          -
                                                      ------------ ------------
                 Net cash used in investing
                  activities                             (295,201)      (78,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock
      and common stock warrants                         1,146,239       100,000
     Exercise of common stock options by financial
      public relations advisor                            125,000           -
     Net proceeds from private placement of common
      Stock and common stock warrants                     795,000           -
-
     Exercise of common stock warrants by private
      Investors                                               -         431,600
     Proceeds from note payable                            22,995       350,000
     Redemption of preferred stock                       (250,000)     (179,000)
     Repayments of notes payable                         (128,131)       (7,060)
     Repayment of principal on capital leases             (49,645)      (22,384)
                                                       -----------  ------------
                Net cash provided by financing
                 activities                             1,661,458       673,156

NET INCREASE IN CASH AND CASH EQUIVALENTS             $   363,621   $   224,420

CASH AND CASH EQUIVALENTS, beginning of period            320,289         8,988
                                                       -----------  ------------
CASH AND CASH EQUIVALENTS, end of period              $   683,910   $   233,408
                                                       ------------ ------------
                                                       ------------ ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Aquisition of certain assets of Ali'i Water
     Bottling, Inc. for common stock                  $   312,359   $     -
                                                       ----------- ------------
                                                       ----------- ------------

   Proceeds from addition of capital leases           $    54,336   $   17,243
                                                       ----------- ------------
                                                       ----------- ------------

   Preferred shareholder dividends paid in cash       $      -      $   37,461
                                                       ----------- ------------
                                                       ----------- ------------

   Preferred shareholder dividends accrued            $    23,190   $    6,366

                                                       ----------- ------------
                                                       ----------- ------------

The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 2000
                                   (UNAUDITED)


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

In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 1999 and 2000, and the cash flows for the nine month periods ended September 30, 1999 and 2000, in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception. Management expects that the Company will continue to incur additional losses until the Company achieves significantly higher levels of sales. Subsequent to September 30, 2000 the Company entered into a merger agreement with Amcon Distributing Company ("Amcon") (see Note
13), pursuant to which the Company has agreed to merge with and become a wholly owned subsidiary of Amcon. The merger is subject to various conditions. If the merger does not become effective for any reason, it is likely that the Company will not be able to continue as a going concern. The Company has been advised by its independent public accountants that should there be an indication at year end that the merger will not become effective, the auditor's report on those financial statements will be modified for that contingency.

ORGANIZATION

Hawaiian Natural Water Company, Inc. was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in Hawaii, the U.S. Mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.

In June 1999, the Company acquired certain assets of Ali'i Water Bottling Inc., which extended the Company's product line into the home and office delivery market. The majority of this business is concentrated in the Kailua-Kona area of the Big Island of Hawaii.

In January 2000, the Company expanded its product line beyond the water category through the introduction of a line of herbal beverages under the "East Meets West XEN-TM-" name (see Note 6).

In November 2000, the Company entered into a merger agreement pursuant to which, subject to stockholder approval and certain other conditions, the Company would become a wholly owned subsidiary of Amcon. See Note 13.

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

GROSS MARGIN. The Company's plant currently has a normal production capacity of approximately 180,000 cases per calendar quarter. The Company is currently operating its plant at approximately 82% percent of this capacity. Since a significant portion of the Company's cost of sales includes fixed production costs, the Company anticipates higher gross margins as production and sales increase.

2. LOSS PER SHARE

Basic and Diluted Loss Per Share is computed by dividing the Net Loss by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month periods ended September 30, 1999 and 2000 were 4,395,155 and 7,032,242 respectively, and for the nine month periods ended September 30, 1999 and 2000 were 4,183,931 and 6,559,193 respectively.

The Company's Basic and Diluted Loss Per Share is the same for the third quarter and first nine months of both 1999 and 2000 in that any exercise of stock options or warrants would have been anti-dilutive.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.


4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 30, 2000, inventories were comprised of the following:




                  Raw materials           $346,045

                  Finished goods           209,122
                                          --------
                                          $555,167
                                          --------
                                          --------


Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials and conversion costs.

5.  CO-PACKING AGREEMENT

In June 1999, the Company entered into a five year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of herbal beverages. On September 13, 1999, the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services. The agreement was recorded as an asset on the Company's accounting records in the amount of $150,000. Initially, $43,750 was allocated to the common stock account (based on the aggregate market value of the 100,000 common shares issued) and the balance ($106,250) was allocated to common stock options. The agreement provides that in the event the market price (as defined) of the Company's common stock on the first anniversary of the date of issuance is less than $1.50 per share, the Company will issue, for no additional consideration, sufficient additional shares of common stock to bring the then market value of all shares issued (including the initial 100,000 shares) up to $150,000. Pursuant to this provision, on September 13, 2000, the Company issued an additional 700,000 shares of common stock to the principals of the Bottler. Upon issuance of these additional 700,000 shares, the $106,250 initially allocated to common stock options was transferred to the common stock account.

6.  ACQUISITION OF INTANGIBLE ASSET

In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to a line of herbal beverages. The acquisition cost and related trademark registration expenses (approximately $9,000) have been capitalized and are being amortized over a 5 year period. The Company introduced this product line to selected markets in January 2000.

7.  ACQUISITION OF ALOHA WATER COMPANY, INC. AND IMPAIRMENT CHARGE

On March 20, 2000 the Company acquired Aloha Water Company, Inc., ("Aloha") a distributor of purified water to the home and office delivery market. The acquisition was accomplished through a merger of Aloha into a wholly owned subsidiary of the Company formed for this purpose. The purchase price for Aloha consisted of an aggregate of (i) 750,000 shares of common stock of the Company and (ii) a promissory note of the Company in the amount of $500,000 (the "Aloha note") to the stockholders of Aloha. Interest on the note was payable monthly at the annual rate of 10%. The entire principal amount was due on April 1, 2001. The Aloha note was secured by a first priority security interest on all of the capital stock of Aloha.

In August, 2000 the holders of the Aloha note declared a default for failure to make certain interest payments, and foreclosed on their collateral, which was all of the stock of Aloha. As a result of this action the Company recorded at June 30, 2000 a provision for estimated impairment of the purchase price in excess of book value ($903,904). As of September 30, 2000, the Company has written off its investment in Aloha, the related goodwill and the Aloha note. During the third quarter of 2000, the Company revised its estimate of the impairment charge and recorded an additional impairment charge of $122,841.
            PAGE 8

8.  NOTES PAYABLE

In anticipation of acquiring the Company, Amcon has provided certain debt financing to the Company for working capital and other general corporate purposes. Amcon advanced $350,000 in September 2000, and an additional $400,000 in October 2000. These loans are evidenced by secured promissory notes (the "Amcon notes") bearing interest at a rate of 10% per annum, payable quarterly. The Amcon notes are convertible at the election of Amcon, under certain circumstances, into Series C Convertible preferred stock bearing dividends, payable quarter, of 10% per annum. The Amcon notes are secured by a lien on all of the Company's assets.

In September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortized the resulting discount to interest expense using the effective interest method over the term of the loan. As of September 30, 2000 the remaining principal amount due was $495,000, payable in three equal installments, plus accrued interest as of such date aggregating $24,768. In October 2000, the Company renegotiated the payment terms for this outstanding amount ($519,768) as follows:


         Six monthly installments, commencing
            October 15, 2000, bearing interest
            at 8% per annum on $189,768                         $189,768
         October 1, 2001 installment, bearing interest
            at 5% per annum on $330,000                          165,000
         October 1, 2002 installment, bearing interest
            at 5% per annum on $165,000                          165,000
                                                                --------
                                                Total           $519,768
                                                                --------
                                                                --------

In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Keaau. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5 year note, with monthly payments, comprising $22,995.

The following summarizes the Company's notes payable as of September 30, 2000:

                      Equipment note payable               $495,000



                      Less: Unamortized discount            (28,708)
                                                          ---------
                      Net equipment note payable            466,292
                      First Amcon note                      350,000
                      Vehicle installment note payable        4,940
                      Warehouse note payable                 17,032
                                                          ---------
                      Subtotal - notes payable              838,264
                      Less: Current portion                (523,493)
                                                           ---------
                      Non-current portion                 $ 314,771
                                                          ---------
                                                          ---------


9.  FINANCIAL PUBLIC RELATIONS ADVISORY AGREEMENT

In July 1998, the Company granted to its financial public relations advisor options to purchase an aggregate of 565,000 shares of Common Stock. These options were valued, in accordance with SFAS 123 (using the Black-Scholes options pricing model), at $772,913. In January 1999 the holder exercised 50,000 of these options at an aggregate exercise price of $125,000. 250,000 options expired unexercised in August 1999, and the remaining 265,000 options expired unexercised in July 2000.

10.  STOCK OPTIONS

The total number of Common Stock warrants and options shown at September 30, 2000 excludes an aggregate of 443,167 options outstanding at such date held by officers and employees of the Company. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. All employee stock options outstanding at September 30, 2000 had an exercise price of $2.00 per share. None of these were granted at an exercise price below market.

The Company accounts for stock options granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. The exercise price of options held by all active consultants at September 30, 2000 had an exercise price of $2.00 per share.

11.  SALES BY BUSINESS SEGMENT

For the three month periods ended September 30, 1999 and 2000, the Company had the following sales by business segment:


                                   1999       %        2000       %
                                 --------    ---    ----------   ---

       PET products              $851,007     92    $  808,315    86
       Home & office delivery      78,873      8        86,395     9
       XEN herbal beverage
        products                     -        -         50,289     5
                                 --------    ---    ----------   ---
                                 $929,880    100    $  944,999   100
                                 --------    ---    ----------   ---
                                 --------    ---    ----------   ---



For the nine month periods ended June 30, 1999 and 2000, the Company had the following sales by business segment:

                                   1999       %        2000       %
                                 ---------   ---    ----------   ---
       PET products             $2,079,551    96   $2,334,242    74
       Home & office delivery       78,873     4      531,958    17
       XEN herbal beverage
        products                      -        -      276,912     9
                                 ---------   ---   ----------   ---
                                $2,158,424   100   $3,143,112   100
                                 ---------   ---   ----------   ---
                                 ---------   ---   ----------   ---

Included in the home and office delivery sales for the nine month period ended September 30, 2000 are $280,132 of sales of Aloha products (see Note
7). The Aloha operations were divested in the third quarter of 2000.

12.   EQUITY TRANSACTIONS

      a.  Series A Convertible Preferred Stock

         In 1999, the Company issued an aggregate of 1,250 shares ($1.25 million in aggregate liquidation preference amount) of Series A convertible preferred stock to an institutional investor. The Company also issued to this investor for no additional consideration warrants to purchase 100,000 shares of common stock at an original exercise price of $3.625 per share.

         Each share of Series A preferred stock has a liquidation preference of $1,000, and is entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31, 1999, in cash or common stock at the election of the Company. The Series A preferred stock is convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon a discount to the market price (as defined) of the common stock as of each conversion date.

         In August 1999, the investor converted six shares of Series A preferred stock into an aggregate of 11,429 shares of common stock. In September 1999, the Company entered into a standstill agreement with the investor, pursuant to which the investor agreed not to convert any additional shares of Series A preferred stock and granted the Company an option to redeem the outstanding shares. This standstill agreement was extended on several occasions, most recently through November 2, 2000. Pursuant to this standstill arrangement, the Company redeemed an aggregate of (i) 925 shares of Series A preferred stock for an aggregate of $808,750 in 1999, and an additional (ii) 100 shares for an aggregate of $100,000 during the first quarter of 2000, (iii) 79 shares for an aggregate of $79,000 during the second quarter of 2000, and (iv) the remaining 140 shares for an aggregate of $140,000 in October 2000.

         As partial consideration for the extension(s) of the standstill agreement, the Company reduced the exercise price of the warrants held by the investor in several increments to $.01 per share. The investor exercised these warrants in full in March, 2000.

      b.  Private Offering of Common Stock and Warrants

         In September 1999, the Company raised $850,000 ($830,000 net of offering expenses) through a private offering of 850,000 Units at a purchase price of $1.00 per Unit. Each Unit consisted of (i) one share of common stock,
(ii) one five year warrant to purchase one share of common stock at an exercise price of $1.00 per share (a $1.00 warrant), and (iii) one five year warrant to purchase 2/3 of one share of common stock at an exercise price of $1.50 per share. An investment of $750,000 was received from two unaffiliated private investors (and certain of their affiliated entities), and an additional investment of $100,000 was received from the Company's Chief Executive Officer. The unaffiliated investors purchased an additional 200,000 Units in December 1999 and 100,000 Units in February 2000 for an aggregate additional investment of $300,000. The Company's Chief Executive Officer purchased an additional 100,000 Units in January 2000 for $100,000. The unaffiliated investors exercised (i) 50,000 $1.00 warrants for an aggregate of $50,000 in the first quarter of 2000, (ii) an additional 114,600 $1.00 warrants for an aggregate of $114,600 in the second quarter of 2000, and (iii) an additional 66,000 $1.00 warrants for an aggregate of $66,000 in the third quarter of 2000.


  c.   Series B Convertible Preferred Stock

            In March 2000, the Company issued 100 shares ($100,000 aggregate liquidation preference amount) of Series B convertible preferred stock to a private investor. Each share of Series B preferred stock has a liquidation preference of $1,000. The Series B preferred stock is mandatorily redeemable, at the election of the holder, at any time within 90 days following the first anniversary date of the date of issuance in the event that the market price (as defined) of the common stock is less than $1.50 per share on the first anniversary date. The redemption price in such event is $1,500 per share.

  d.    Common Stock Issued Pursuant to Co-Packing Agreement

         The Company has entered into a Co-Packing Agreement with a Los Angeles area bottler (the "Bottler") pursuant to which the Bottler has agreed to perform certain bottling services with respect to the Company's herbal beverage products (see Note 5). In September 1999, the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services. The Co-Packing Agreement provides that in the event the market price (as defined) of the Company's stock on the first anniversary of the date of issuance is less than $1.50 per share, the Company will issue, for no additional consideration, sufficient additional shares of common stock to bring the then market value of all shares issued (including the 100,000 shares initially issued) up to $150,000. Pursuant to this provision, in September 2000, the Company issued an additional 700,000 shares of common stock to the Bottler, based upon the then market price of the common stock.

13.      SUBSEQUENT EVENT--MERGER AGREEMENT

         In November 2000, the Company entered into a merger agreement with Amcon, pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon. The merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares, representing between 11.6% and 14.9% of Amcon's outstanding shares after giving effect to the merger. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon but with the exercise price and number of shares covered.

         The merger is expected to qualify as a tax-free reorganization. The merger is subject to various conditions, including the effectiveness of a registration statement covering the shares to be issued in the merger, the listing of such shares on the American Stock Exchange, and the approval of the Company's stockholders. All of the Company's officers and directors and any of their affiliated entities that own shares of the Company's common stock (constituting approximately 40% of the currently outstanding shares) have agreed to vote their shares in favor of the merger. It is expected that the merger will be consummated on or before March 31, 2001.

       Pending completion of the merger, Amcon has provided the Company with certain interim debt financing (See Note 8).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

GENERAL

     THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS
"MAY," "WILL," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTEND" OR OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING:
ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES AND THE COMPANY'S POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN BASED UPON ITS EXISTING CAPITAL RESOURCES; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS, INCLUDING VOLATILITY, IN THE MARKET FOR THE COMPANY'S SECURITIES AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON
THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS, INCLUDING AS A RESULT OF ADVERSE ECONOMIC CONDITIONS, SUCH AS THOSE CURRENTLY AFFECTING CERTAIN
FOREIGN TARGET MARKETS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR
NETWORK; POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL
REGULATION IN THE U.S. OR ABROAD; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCT AND POSSIBLE TERMINATION OF THE MERGER AGREEMENT DESCRIBED BELOW. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS



RECENT DEVELOPMENTS.

     In November 2000, the Company entered into a merger agreement with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon (the "Merger"). The Merger is expected to be consummated on or before March 31, 2001. Pending completion of the Merger, the Company expects to institute, with Amcon's consent, significant changes in its operations, including possible increases in capital expenditures and marketing expenses designed to improve the Company's manufacturing and sales operations. Any such improvements will require assistance from Amcon in the form of direct financing or guarantees. To date, Amcon has provided the Company with an aggregate of $750,000 in interim debt financing, and Amcon may in its discretion provide additional financing upon request from the Company in appropriate circumstances. Amcon has not committed to provide any additional financing pending the Merger, and there can be no assurance that such financing, if requested, will be obtained. See Notes 8 and 13 to the Financial Statements.

     In August 2000, the holders of the promissory note (the "Aloha Note") issued in connection with the acquisition of Aloha Water Company ("Aloha") declared a default for failure by the Company to make current interest payments. The Aloha Note was secured by all of the stock of Aloha; and the holders took action to foreclose on the collateral. Such foreclosure effectively constituted a divestiture of Aloha. Since its acquisition in March 2000, Aloha accounted for a majority of the Company's home and office delivery sales. Therefore, sales and gross margin in this category were substantially lower in the most recently completed quarter than in the prior quarter. As a result of the divestiture of Aloha, the Company does not anticipate that home and office delivery sales will constitute a significant portion of the Company's overall business in the immediate forseeable future.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net Sales. Net Sales increased 2% to approximately $945,000 for the three months ended September 30, 2000 (the "2000 Quarter") from approximately $930,000 for the three months ended September 30, 1999 (the "1999 Quarter"). $808,000 (86%)of net sales for the 2000 Quarter were derived from sales of PET products. The remaining $137,000 in net sales were comprised of $87,000 (9%) in home and office delivery sales and $50,000 (5%) in East Meets West XEN-TM- ("XEN") herbal beverage sales. The sales of XEN products have been substantially lower than originally projected, largely due to limitations on the Company's marketing budget, as well as increased competition, including price competition, from other manufacturers. Case sales of PET products in the 2000 Quarter rose approximately 8% to 147,000 from approximately 136,000 cases in the 1999 Quarter. The net sales price of PET products decreased approximately $.75 per case in the 2000 Quarter as compared to the 1999 Quarter as a greater percentage of PET sales in the 2000 Quarter were more heavily discounted due to increased sales to high volume customers. The Company began the quarter with a significant backlog of sales orders, and in the third quarter was able to reduce, but not eliminate, this backlog due to intermittent manufacturing equipment breakdowns. Sales in Hawaii accounted for 68% of PET sales in the 2000 Quarter compared to 95% in the 1999 Quarter. U.S. Mainland sales accounted for 21% of 2000 Quarter sales as compared to 4% in the 1999 Quarter. International sales accounted for the remaining 11% of PET sales in the 2000 Quarter, as compared to 1% in the 1999 Quarter. All of the 2000 Quarter XEN sales were made in the U.S. Mainland.

     Cost of Sales. The Company's aggregate cost of sales decreased 7% to approximately $662,000 in the 2000 Quarter from approximately $710,000 in the 1999 Quarter. Included in the 2000 Quarter are $47,000 of costs related to home and office delivery sales, and $39,000 of costs associated with XEN sales. There were no XEN sales in the 1999 Quarter. PET average case costs decreased approximately 8% in the 2000 Quarter compared to the 1999 Quarter, primarily as a result of an increase in plant utilization, a reduction in plant costs, and a reduction in raw materials costs, which the Company anticipates maintaining in future quarters.

     Gross Margin. Gross margin increased 29% to approximately $283,000 in the 2000 Quarter from approximately $220,000 in the 1999 Quarter. Approximately $12,000 of this increase in the 2000 Quarter is attributable to XEN sales and approximately $39,000 is attributable to home and Office sales. There were no XEN sales in the 1999 Quarter. The remaining increase of approximately $232,000 is related to PET sales and is the result of reduced plant and raw materials costs, partially offset by a decreased average net sales price. Plant utilization improved in the 2000 Quarter to 82% of capacity, as compared to 76% in the 1999 Quarter.

     Selling and Marketing. Selling and marketing expenses increased 28% to $217,000 in the 2000 Quarter from approximately $169,000 in the 1999 Quarter. The majority of this increase is attributable to $54,000 of expenses associated with the XEN product line, partially offset by a reduction in PET selling and marketing expenses of $6,000 in the 2000 Quarter compared to the 1999 Quarter. The Company did not have any sales of XEN products in the 1999 Quarter.

     General and Administrative. General and administrative expenses decreased 33% to approximately $281,000 in the 2000 Quarter from approximately $424,000 in the 1999 Quarter. This decrease resulted primarily from a $107,000 reduction in professional fees, a $23,000 reduction in salaries and related taxes, and an overall $13,000 reduction in general overhead expenses in the 2000 Quarter compared to the 1999 Quarter. Professional fees, in the 1999 Quarter were substantially higher than normal due to non-recurring expenses associated with investment activities and the Company's failed effort to maintain its NASDAQ listing. The Company anticipates further reductions in general and administrative expenses by terminating the lease of its existing headquarter facility, relocation of accounting and administration activities to its manufacturing facility on the Big Island, and a reduction in personnel.

     Other (Expense). Net Other (Expense) was approximately $(99,000) in the 2000 Quarter compared to approximately $(14,000) in the 1999 Quarter. This increase is primarily due to a provision for additional impairment of purchase price in excess of book value due to the divestiture Aloha (see Note
7).

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(314,314), or $(0.04) per share, in the 2000 Quarter compared to a net loss of $(387,324), or $(0.09) per share, in the 1999

Quarter. Weighted Average Shares Outstanding were 7,032,242 in the 2000 Quarter compared to 4,395,155 in the 1999 Quarter.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Net Sales. Net sales increased 46% to approximately $3,143,000 for the nine months ended September 30, 2000 (the "2000 First Three Quarters") from approximately $2,158,000 for the nine months ended September 30, 1999 (the "1999 First Three Quarters"). $2,334,000 (74%) of net sales for the 2000 First Three Quarters were derived from sales of PET products. The remaining $809,000 in net sales were comprised of $532,000 (17%) in home and office delivery sales (of which $280,000 related to Aloha sales) and $277,000 (9%) in XEN sales. Home and office delivery sales will be substantially reduced in subsequent periods due to the divestiture of Aloha in August 2000. PET sales in the 2000 First Three Quarters increased 12% over PET sales of $2,080,000 in the 1999 First Three Quarters. PET case sales increased 19% to 403,000 cases in the 2000 First Three Quarters, compared to 338,000 cases in the 1999 First Three Quarters. PET sales in Hawaii accounted for 88% of sales in the 2000 First Three Quarters, compared to 85% in the 1999 First Three Quarters. International sales accounted for 4% of PET sales in the 2000 First Three Quarters, compared to 12% in the 1999 First Three Quarters. U.S. Mainland sales accounted for 8% of PET sales in the 2000 First Three Quarters, compared to 3% in the 1999 First Three Quarters. 64% of the 2000 First Three Quarters XEN sales were made in the U.S. Mainland, 32% were made in Hawaii, and 4% were made in Guam.

     Cost of Sales. The Company's aggregate cost of sales increased 44% to approximately $2,418,000 in the 2000 First Three Quarters from approximately $1,676,000 in the 1999 First Three Quarters. 2000 First Three Quarters costs are comprised of $1,960,000 related to PET sales, $240,000 related to home and office sales (of which $83,000 was associated with Aloha sales), and $218,000 related to XEN sales. There were no XEN sales in the 1999 First Three Quarters. Home and office costs in 1999 First Three Quarters were $51,000. Home and office sales commenced in the 1999 Third Quarter. PET average case costs increased approximately 6% in the 2000 First Three Quarters compared to the 1999 First Three Quarters, primarily due to unusually high raw materials costs in the first half of 2000 compared to the 1999 First Three Quarters, partially offset by an increase in plant utilization in the 2000 First Three Quarters.

     Selling and Marketing. Selling and marketing expenses increased 54% to approximately $760,000 in the 2000 First Three Quarters from approximately $494,000 in the 1999 First Three Quarters. The majority of this increase is attributable to expenses associated with the XEN ($184,000) and Aloha ($84,000)home and office product lines.

     General and Administrative. General and administrative expenses increased 12% to approximately $1,184,000 in the 2000 First Three Quarters from approximately $1,053,000 in the 1999 First Three Quarters. This change resulted from an increase of expenses associated with XEN($53,000) and home and office delivery ($140,000) product lines, a $100,000 bonus paid to the Company's Chief Executive Officer, approximately $23,000 in amortization expenses associated with the Co-Packing Agreement, and approximately $21,000 of amortization of the XEN name trademark, partially offset by an approximately $208,000 reduction in corporate general and administrative expenses.

     Other (Expense). Other (Expense) increased to approximately ($1,080,000) in the 2000 First Three Quarters from approximately ($50,000) in the 1999 First Three Quarters. Substantially all of this increase is due to a provision for impairment of purchase price in excess of book value resulting from the divestiture of Aloha (see Note 7).

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(2,297,272), or $(0.35) per share, in the 2000 First Three Quarters compared to a net loss of $(1,113,311), or $(0.27) per share, in the 1999 First Three Quarters. Weighted Average Shares Outstanding were 6,559,193 in the 2000 First Three Quarters compared to 4,183,931 in the 1999 First Three Quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were approximately $233,000 at September 30, 2000, compared to approximately $9,000 at December 31, 1999. During the first nine months of 2000, the Company received financing proceeds aggregating approximately $882,000 offset by redemptions of outstanding securities ($179,000), losses from operating activities ($370,000), purchase of property and equipment ($78,000) and repayment of notes and capital leases ($29,000).

     In September 2000, the Company received a $350,000 loan from Amcon for working capital and general corporate purposes pending completion of the Merger. In October 2000, the Company received an additional $400,000 loan from Amcon. These loans (the "Amcon Loans") are due on March 31, 2001. They bear interest at the annual rate of 10%, payable quarterly commencing January 2001, and are secured by a lien on all of the Company's assets. See Note 8 to the Financial Statements.

     The Company has used the proceeds of the Amcon Loans to reduce outstanding payables and to redeem the balance of the outstanding Series A preferred shares. As a result, there are currently no shares of Series A preferred stock outstanding. The reduction in outstanding payables has enhanced the Company's standing with trade creditors and thereby enabled the Company to reduce its raw materials costs, resulting in improved manufacturing efficiencies. The Company has recently undertaken additional initiatives in order to reduce operating deficits and conserve cash. The Company has terminated its Honolulu headquarters lease as of December 1, 2000, and has begun to consolidate administrative functions at its bottling facility on the Big Island. The Company is also contemplating the purchase or lease of new blow molding equipment, which would increase the speed and efficiency of its bottling operations. Any such purchase or lease would require additional financing or guarantees from Amcon. In October 2000, the Company renegotiated the terms of a $165,000 installment (plus $25,000 in accrued interest) then due on its existing blow molding equipment and rescheduled the payment of these obligations over a six month period. See
Note 8 to the Financial Statements.

     The Company is substantially dependent upon Amcon for interim financing pending completion of the Merger. If Amcon declines to make additional funding available, the Company may not be able to improve its operations as anticipated. If the Merger agreement is terminated for any reason, the Company may not be able to repay the Amcon Loans when due, in which event the Company will likely not be able to continue as a going concern.

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

                         PART II:  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) In the third quarter of 2000, the Company raised an aggregate of $66,000 through the exercise of outstanding warrants. The Company also issued
(i) 30,000 shares of common stock to certain key executives as incentive compensation. (ii) 16,750 shares of common stock to marketing consultants for services rendered, and (iii) 4,000 shares of common stock to the landlord of the Company's U.S. Mainland office in lieu of rent payments. The Company also issued 700,000 shares of common stock to the principals of the bottler of its herbal beverage line pursuant to a co-packing agreement, and an additional 4,483 shares to the principals as incentive compensation. During the third quarter of 2000, the Company also granted non-qualified stock options to purchase an aggregate of 1,800 shares of Common Stock to its non-employee directors. All of the foregoing transactions were exempt from registration under the Securities Act of 1933 as amended, by virtue of Section 4(2) hereunder.

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

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                                  (Registrant)


November 13, 2000          By: /s/ MARCUS BENDER
                             ----------------------
                             Marcus Bender
                             President & Chief Executive Officer


November 13, 2000           By: /s/ WILLARD D. IRWIN
                             -----------------------
                             Willard D. Irwin
                             Chief Financial Officer

EXHIBIT INDEX




EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
   27.1             Financial Data Schedule
