Form 10KSB
period 2000-12-31
HAWAIIAN NATURAL WATER CO INC
filed 2001-04-17
CIK 1025787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-29280

HAWAIIAN NATURAL WATER COMPANY, INC.
(Name of small business issuer in its charter)

HAWAII (State or jurisdiction of incorporation or organization)	99-0314848 (I.R.S. Employer Identification No.)

98-746 KUAHAO PLACE
PEARL CITY, HAWAII 96814
(Address of principal executive offices)

(808) 483-0520
Issuer's telephone number

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF EXCHANGE THE ACT:
COMMON STOCK, NO PAR VALUE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS ("WARRANTS")
(Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

   State issuer's revenues for its most recent fiscal year: $3,681,026

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,904,636 as of April 6, 2001, based upon the closing sales price of the Common Stock on such date.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,935,982 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's definitive proxy statement to be filed with the Commission in connection with the 2001 Annual Meeting of Stockholders and Registrant's Registration Statement on Form SB-2 (File No. 333-18289) are incorporated by reference into Part III of this Report.

   Transitional Small Business Disclosure Format (check one): YES / /  NO /x/

PART I

Item 1. Description of Business

    General.  Hawaiian Natural Water Company, Inc. (the "Company") produces and sells bottled water under the "Hawaiian Springs,™" and "Ali'i" names and a line of herbal beverages under the "East Meets West XEN™" name.

    The Company's Hawaiian Springs™ brand is the only bottled "natural" water available from Hawaii. All other bottled waters produced in Hawaii contain "purified" water, from which chemicals and minerals have been removed by means of reverse osmosis filtration.

    The Company draws its Hawaiian Springs™ water from a well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the Big Island of Hawaii. The water is "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are manufactured at the Company's bottling facility. PET products under the Ali'i name are bottled at the same facility, using purified water.

    The Company was incorporated in Hawaii in September 1994, and began commercial operations in February 1995. From inception until mid-1999, the Company was involved exclusively in the sale of retail premium PET products under the Hawaiian Spings™ name (bottles of two liters or less are considered premium). In June 1999, the Company entered the home and office delivery market through the acquisition of Ali'i Water Bottling Co., Inc. ("Ali'i"), a bottler of purified water under the Ali'i name. The operations of Ali'i consisted of a home and office delivery business on the Big Island of Hawaii and a line of PET products sold through retail channels in the Hawaiian Islands. Upon completion of the acquisition, the Company consolidated Ali'i's PET bottling operations into the Company's bottling facility in Kea'au. In March 2000, the Company expanded its home and office delivery business through the acquisition of Aloha Water Company, Inc. ("Aloha"), a major distributor of purified water under the Aloha name to the home and office market in the greater Honolulu area. This acquisition was rescinded in December 2000. See Note 4 to the financial statements.

    In January 2000, the Company expanded its product line beyond the water category through the introduction of a line of herbal beverages under the East Meets West XEN™ name. This beverage line consists of six natural juice flavors containing concentrated herbal extracts. The beverages are packaged in both glass and PET bottles, featuring unique oriental style graphics. The product is manufactured for the Company pursuant to a co-packing agreement with a Los Angeles area bottler. Initial sales efforts have concentrated on Southern California, Hawaii and the Vancouver, Canada areas. The brand's further expansion will hinge upon the success achieved in these areas.

    Approximately 76% of the Company's revenues for 2000 were attributable to the sale of PET products; the remaining revenues were derived from the sale of home and office delivery products (16%) and the sale of East Meets West XEN products (8%). Approximately 91% of the Company's PET sales were generated in Hawaii, approximately 6% on the U.S. Mainland, and approximately 3% in international markets (principally Guam, Saipan and Japan).

    In November 2000, the Company entered into a merger agreement with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon (the "Merger"). The Merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the Merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon with the exercise price and number of shares covered adjusted based upon the exchange ratio. Completion of the Merger is subject to various conditions, including approval by the Company's stockholders, and registration under the Securities Act of 1993, as amended, of the Amcon shares to be issued in the merger. The Comppany anticipates that the Merger will be completed by June 30, 2001. See Note 5 to the financial statements.

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

    The bottled water market is generally divided into two principal segments: (i) retail and (ii) home and office delivery. In the retail segment, water is bottled at the manufacturer's bottling plant, packed into cases and sold through a distribution network to retail outlets for resale to consumers. Retail product is often distinguished by type of water (e.g., sparkling versus non-sparkling) and by type of bottle (e.g., PET versus glass). For several years, the fastest growing market within the retail segment has been the non-sparkling premium PET market (bottles of two liters or less are considered premium). This category has grown from approximately 230 million gallons nationwide in 1992 to approximately 1.3 billion gallons in 1999, with a compound annual growth rate of over 25%. The Company estimates the total retail market in Hawaii at approximately 5.8 million gallons (1,600,000 cases) per year and believes that sales of PET products continue to grow at a rapid pace. The cost of the bottle is typically the largest cost component in the manufacture of retail product, since a new bottle must be used for each unit of production. Empty bottles are not intended to be refilled and are not returned to the manufacturer. Competition in the retail market is regional, national and international in scope. Some of the best known brands, such as "Evian" and "Crystal Geyser," are shipped from a local bottling source for sale throughout the world.

    In the home and office delivery segment, water is bottled at the manufacturer's bottling plant in large (typically five gallon) bottles and delivered to the customer. The manufacturer services the customer on a periodic (typically weekly) basis by picking up empty bottles and replacing them with full ones. The empty bottles are returned to the bottling facility for refilling. The bottles are typically made of a hard, durable plastic designed for reuse at least 20 times. As a result, the cost of the bottle is a relatively small component in the cost of the finished product. Competition in the home and office market is inherently local, since the size and weight of the product and the need to service customers on a continuing basis require the manufacturer to be located within reasonable proximity to customers. Office accounts often require servicing large numbers of employees at a single location, and therefore typically involve larger or more frequent deliveries than home accounts.

    The Nutraceutical Market.  Nutraceutical beverages are typically juices or teas mixed with herbal extracts or other additives thought to have nutritional benefit. The nutraceutical market has recently emerged as a significant beverage category, anticipated by industry sources to grow at an annual rate of 25% through 2003. Expanding interest among consumers in health and well-being is fueling growth in this market. Nutraceutical beverages are currently experiencing growing consumer demand in most large metropoplitan areas throughout the U.S. Mainland. The New York City and Los Angeles areas are currently the two largest markets. Consumer interest in these products has also emerged in Europe and the more developed countries in Asia.

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

    Bottling Operations.  The Company currently has bottling facilities at two locations, one for retail PET production, located adjacent to the Company's well at Kea'au, and one for home and office delivery, serving the Big Island. The Company's East Meets West XEN™ line is manufactured by an independant Los Angeles area bottler pursuant to a co-packing agreement.

          PET Operations.  All of the Company's retail PET products are bottled at the Company's facility in Kea'au. These products consist of the Hawaiian Springs™ natural water line, the Ali'i purified water line and various limited production co-labelled products.

    The Company's PET bottling operations consist of three processes: bottle manufacturing, filling and packing. The Company currently manufactures all of its own PET bottles, utilizing blow molding equipment installed at the Company's bottling facility in Kea'au. This equipment has a normal annual capacity of approximately 18 million bottles. The Company purchased the equipment in September 1997, for an aggregate of $1.2 million, payable in installments over five years. See Note 6 to financial statements. In March 1999, the Company purchased additional blow molding and bottling equipment for the production of its 5 liter product (see below). This equipment is installed as a separate bottling line at the Kea'au bottling facility. The Company has recently ordered new blow molding and related equipment which is expected to be fully operational by August 2001. This high speed equipment will add up to 2.5 million cases of annual bottling capacity. This equipment has been acquired in Amcom's name. The Company expects to lease this equipment from Amcon on terms to be agreed upon.

    Bottles manufactured by the Company can either be fed directly onto the bottling line or stored for later use. The Company's bottling line is a fully automated conveyor system which moves the bottles through continuous stages of production: rinsing, filling, labelling and capping. Finished bottles are date stamped and conveyed into the packing room, where they are packed by machine into cardboard cases and placed onto pallets for immediate shipment or storage. The Company stores finished goods inventory at its Kea'au facility and also maintains approximately one week's supply of finished goods in inventory at its headquarters facility in Pearl City. See "Item 2. Description of Property."

    Most of the Company's PET product is sold in standard sizes of 0.33, 0.5, 1.0 and 1.5 liters. All sizes come with tamper-proof caps. Sports caps are also available on 1.0 liter bottles. Since the fall of 1999, the Company has also offered its Hawaiian Springs™ brand in a 5 liter PET bottle. The Company believes that it is the only bottler in the United States offering water in this package. Sales of 5 liter product to date have been strong, and the Company foresees growing demand for this product in the future.

          Home and Office Delivery.  The Company has a home and office bottling facility in Kailua-Kona, serving customers on the Big Island. This facility which produces water under the Ali'i name, was acquired in June 1999 in connection with the acquisition of the business and operating assets of Ali'i. The Company draws its water for this facility from municipal water sources. The water is then "purified" through reverse osmosis filtration. The Company's automated bottling lines clean, fill and cap the bottles. Most of daily production is placed onto delivery vehicles for immediate delivery. The Company usually keeps only a few days of finished goods in inventory, which are stored at the bottling facility. Product is sold in both 3 and 5 gallon sizes. The most common size in the industry is 5 gallons.

In addition to water, the Company also provides coolers or other dispensing equipment to its customers. This equipment may either be purchased or rented for a monthly fee. The Company owns substantially all of the equipment and delivery vehicles used in its home and office operations. The facility is occupied pursuant to a lease. See "Item 2. Description of Property." All of the Company's deliverymen are Company employees.

          East Meets West Xen™.  The Company's East Meets West XEN™ beverage line is currently offered in 20-ounce glass or PET bottles. Both types of packaging are being offered in order to capitalize on selling opportunities within retail and food service segments (golf courses, sports stadiums, schools, etc.) where the sale of glass bottles may be impracticable. Product is manufactured for the Company by a Los Angeles area bottler pursuant to a co-packing agreement. Pursuant to this agreement, the bottler manufactures product based upon the Company's formulations and stores the product in its warehouse pending shipment. In exchange, the bottler is entitled to receive cash compensation in an amount equal to its actual production costs, plus a specified mark-up. The bottler is currently entitled to receive a specified premium per case, payable quarterly in common stock of the Company, valued at its trading price (as defined) at the time of issuance. Upon completion of the Merger, the stock consideration will be eliminated.

    Distribution.  PET Products.  The Company distributes its PET products primarily in Hawaii and to a limited extent on the U.S. Mainland and in certain international markets (principally Guam, Saipan and Japan). A majority of the Company's product is sold through retail channels such as convenience stores and supermarkets, although the Company also sells through food service outlets such as restaurants, bars, airlines, hotels and country clubs. The Company's product is currently distributed on Aloha Air (Continental flights and flights to Micronesia) and Continental Airlines/Air Micronesia (flights departing Hawaii and flights departing New York, Houston and Los Angeles for Hawaii). The product is also sold at the Mauna Lani Golf Course and other prestigious golf courses on the Big Island of Hawaii, as well as military commissaries in Hawaii.

    Paradise Beverages ("Paradise"), one of Hawaii's largest beverage wholesalers, acts as the Company's retail distributor throughout Hawaii. The Company has also appointed several other distributors to cover food service markets in Hawaii not normally covered by Paradise. In addition, the Company has entered into broker agreements in Hawaii to support the sales efforts of the Company's distributors. Sales in Hawaii accounted for approximately 91% of the Company's PET revenue during 2000.

    Sales to the U.S. Mainland accounted for approximately 6% of the Company's PET revenue during 2000. The Company's primary marketing efforts on the U.S. Mainland are directed toward niche markets, with special emphasis on the specialty and natural food markets. The Company believes that demand for its product is enhanced in these markets due to consumer focus on quality and willingness to pay a premium for products perceived as superior. An additional niche market being cultivated by the Company is the health and fitness club market.

    The Company's largest international markets are currently Guam, Saipan, and Japan. In Guam and Saipan, the Company's bottled water is sold and marketed thru Pacific Gift Supply, an established importer and distributor. In Japan, the Company's products are being distributed by CFC Japan Corporation. International sales accounted for approximately 3% of the Company's PET revenue in 2000.

          East Meets West Xen™.  Sales of the Company's East Meets West XEN™ line commenced in January 2000. Sales efforts to date have concentrated on California, Hawaii, and Vancouver, British Columbia. The brand's further expansion will depend upon success achieved in these territories. Distribution of the Company's product is being handled by a network of beverage distributors and to a lesser extent food service distributors. Depending upon the initial success in these channels and available financing, the Company may seek to introduce the product into supermarket chains. Distribution in Hawaii is being handled by Paradise Beverages and Hansen Sales, a food service distributor.

    Marketing.  PET Products.  The Company's marketing program for its PET products concentrates on selling efforts by its distributors and brokers as well as attendance at trade shows and events. In Hawaii, the Company has promoted its product through sales to airlines, hotels, country clubs and other such customers which enhances the visibility of the Company's product.

    On the U.S. Mainland, substantial marketing and promotional expenditures are typically required in order to obtain widespread distribution through the largest retail outlets, such as supermarkets. Supermarkets, especially in California, typically charge entry or "slotting fees" in exchange for introducing new and untested products. Even after a successful introduction, continuing expenditures for in-store promotions and coupon programs are generally required in order to maintain shelf space for these products. Such promotional programs often need to be supported by widespread marketing campaigns (e.g. television, radio or print advertising) which can be very costly. The Company has lacked the financial resources required to maintain such a mass marketing campaign. Accordingly, the Company's marketing strategy for the U.S. Mainland has been directed toward niche markets, with special emphasis on the specialty and natural foods markets. The Company is the "official water" of SPINNING™, an indoor cycling exercise program featured in health clubs in 60 countries.

    The Company has also entered into marketing contracts with several celebrities to represent the Company's products in television and radio appearances.

          East Meets West Xen™.  Marketing for the Company's East Meets West XEN™ line is primarily based upon sales efforts by distributors. The Company also has one full time marketing consultant in California dedicated to the East Meets West Xen™ line, who may accompany distributors on sales calls. New accounts are typically offered free merchandise or other allowances in connection with their first order. The Company also provides point of sale marketing materials, in-store sampling and displays to enhance consumer interest. To date, the Company's marketing budget has been insufficient to support the distribution originally envisioned for this brand.

          Home and Office Delivery.  Marketing efforts in this segment rely primarily upon customer referrals, display of Company logos on delivery vehicles and bottles, advertising in certain mass print media, such as the Yellow Pages and appearances at trade shows and events. The Company's home and office delivery business is currently limited to the Kailua-Kona area of the Big Island.

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

    The Company's PET bottling facility has an on-site laboratory, where samples of its finished product are visually and chemically tested daily. The Company also utilizes an independent state certified laboratory to test samples from each production run. In addition, the Company's production line is subject to constant visual inspection. The Company believes that it meets or exceeds all applicable regulatory standards concerning the quality of its water.

    The Company is also subject to regulation by the Food and Drug Administration (the "FDA"), which regulates the Company's packaging and labeling practices. Separate regulations apply to water and nutraceutical products. The Company has met all FDA requirements for the labeling of its water as "natural" and "bottled at the source." "Natural" signifies that the chemical composition and mineral content of the bottled water are the same as those at the source. This contrasts with "purified" water from which chemicals and minerals have been removed by means of reverse osmosis filtration. "Bottled at the source" signifies that the water is pumped directly from the source to the bottling facility, thereby eliminating handling and transportation procedures which might lead to contamination. The Company's Hawaiian Springs™ products have also been certified as Kosher by the Union of Orthodox Jewish Congregations of America.

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

    Competition.  PET Products.  The retail PET water market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are price, brand recognition, water source and packaging. Price competition has become more pronounced as the industry has matured. The Company seeks to develop recognition for its Hawaiian Springs™ brand based upon its unique water source. The Company generally prices this product at or slightly below the price for other premium brands. Competition in the market for the Company's Ali'i brand is largely based upon price.

    The Company sells most of its product in Hawaii but also seeks to compete on the U.S. Mainland and in certain foreign markets. See "Distribution." Competition in the PET market is international in scope, even in Hawaii, where the Company competes primarily with large, established foreign and domestic companies, as well as local competitors. The most popular brands of natural water sold in Hawaii include "Dasani," "Crystal Geyser," "Arrowhead," "Dannon," "Sparkletts," and "Alhambra" (all bottled on the U.S. Mainland) and "Evian" (bottled in France), as well as local brands, such as "Menehune," "Hawaiian Isles" and "Hawaii." All local bottlers, except the Company, sell "purified" municipal water, not "natural" or "spring" water. The Company is the only producer of natural water from Hawaii. The Company believes that it is likely to remain the only such producer, at least for some time, because of zoning, water use and other restrictions currently in effect which make development of a competing natural water source difficult.

          Home and Office Delivery.  Competition in the home and office delivery market is inherently local. None of the major national or international competitors in the PET products market offer home and office delivery in Hawaii. Competition in the market is generally limited by island. The largest market is Oahu, where the bulk of Hawaii's population resides. "Menehune" is currently the largest competitor in this market. Significant markets also exist on the Big Island, Maui and Kauai. The Company is currently one of two principal competitors on the Big Island.

          East Meets West Xen™.  The nutraceutical beverage market is still a young and developing market with a limited number of national or international competitors. Competition is primarily based upon brand recognition, packaging, taste and ingredients. The Company seeks to compete primarily on the basis of taste and distinctive packaging. Currently, the best selling brand of herbal juices is the "SOBE" brand, which competes directly with the Company's product. "AriZona" is currently the best selling brand of herbal tea. "Snapple" and "Hansen's Natural" have recently extended their product lines to include nutraceutical beverages. "Red Bull," an energy drink originated in Asia, is currently popular in Europe as well as the United States.

    Employees.  The Company has four employees at its executive office in Pearl City, 32 employees at its PET bottling facility in Kea'au, including three in the Company's accounting and administrative department which was relocated from Pearl City in December 2000, and seven employees at its home and office facility in Kailua-Kona. See "Item 2. Description of Property." The Company also has one marketing consultant located in Los Angeles, California dedicated to the East Meets West XEN™line. The Company's employees are not unionized, and the Company has not experienced any work stoppages or strikes as a result of labor disputes. The Company considers its relations with its employees to be satisfactory.

Item 2. Description of Property

    The Company currently operates three leased facilities: (i) a PET bottling facility in Kea'au on the Big Island of Hawaii, (ii) an office/warehouse facility in Pearl City (outside Honolulu), and (iii) a home and office bottling facility in Kailua-Kona on the Big Island. The Company also stores limited amounts of finished goods inventory in temporary storage facilities located in Los Angeles, Houston and New Jersey.

    The Company's PET bottling facility is located on approximately 14.5 acres in Kea'au (near Hilo) on the Big Island. The facility consists of an approximately 8,000 square foot renovated concrete building which houses the Company's bottle manufacturing, filling and packing operations, and several adjacent warehouse structures. The property is located within an agricultural zone, but has been granted a Special Use Permit by the County of Hawaii for water extraction and bottling operations. The Special Use Permit is of perpetual duration, so long as the conditions to its effectiveness have been met. The Company is currently in compliance with all of these conditions and does not anticipate any material difficulties in compliance in the indefinite future. See "Item 1. Description of Business—Bottling Operations—PET Operations."

    The bottling facility and surrounding property, including the water source and pumping equipment, are owned by Hawaii Brewery Development Co., Inc. ("HBDC"), a corporation owned by two of the Company's officers and directors. The facility is leased from HBDC pursuant to a long-term lease agreement (the "HBDC Lease"). The HBDC Lease provides for an initial term of 50 years commencing on October 1, 1994, which may be extended at the option of the Company for an additional 50 years. The HBDC Lease requires the Company to pay rent to HBDC on a monthly basis at a rate equal to the greater of (i) a certain base rent (the "Base Rent"), or (ii) 2% of the Company's net revenues (as defined). The Base Rent is currently $5,335 per month. The HBDC Lease entitles the Company to exclusive use of the water source; provided, however, that HBDC may draw up to 50% of the water flow for use in beer brewing or other beverage production, but may not draw water for the sale of natural water. The Company believes that 50% of the water flow is adequate for the current and projected future needs of the Company's business. HBDC currently conducts no other activity on the leased premises, and the Company is not aware of any current plans by HBDC to conduct any other activities in the foreseeable future.

    In November 1999, the Company relocated its headquarters facility from Honolulu to a much larger facility in Pearl City. The facility consists of approximately 15,000 square feet of office and warehouse space. The Company incurred approximately $37,000 in leasehold improvement costs in 1999 to build out the office space at this facility. The Company leases this facility pursuant to a lease agreement (the "Headquarters Lease") with an initial term of 45 months (commencing November 1999). Rent under the Headquarters Lease is payable monthly at the rate of $6,800 per month through May 2001, $7,800 per month thereafter through May 2002 and $8,800 thereafter through May 2003.

    In January 2001, the Company entered into an agreement to sublease 11,770 square feet of this facility. The sublease is for a 29 month period, ending on May 31, 2003; the sublease monthly rental rate is $7,062. The Company retains approximately 1,000 square feet of office space and 1,300 square feet of warehouse space at this facility. In December 2000, the Company relocated its accounting and administrative operations from Pearl City to its bottling facility in Kea'au on the Big Island.

    The Company's Ali'i home and office bottling operations are conducted in approximately 5,043 square feet of office and warehouse space in Kailua-Kona on the Big Island of Hawaii. This facility is leased on a month-to-month basis at a current rental rate of $2,747 per month.

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

Item 4. Submission of Matters to a Vote of Securityholders

    None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    (a)  The Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol HNWC from May 1997, until October 5, 1999. The Company's Common Stock was delisted from the Nasdaq SmallCap Market, effective as of the close of business on October 5,1999. Since October 6, 1999, the Company's Common Stock has been quoted on the OTC Bulletin Board. The following table sets forth the high and low closing bid prices for the Company's Common Stock during the periods indicated as reported by Nasdaq, and the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions:

	High		Low
2000:
First Quarter	$1	15/16		$5/16
Second Quarter	1	1/16		5/16
Third Quarter		15/32		1/64
Fourth Quarter		5/16		2/16
1999:
First Quarter	$4	1/8	2	1/2
Second Quarter	2	11/16		9/16
Third Quarter	1	5/16		1/2
Fourth Quarter	1			9/32

    The last sales price for the Company's Common Stock, on the OTC Bulletin Board on April 6, 2001, was $.24.

    The Company had 45 stockholders of record as of April 6, 2001 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

    The Company has never paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings it may generate in the foreseeable future to finance the development and expansion of its business.

    During the year ended December 31, 2000, the Company granted to certain consultants stock options to purchase an aggregate of 12,500 shares of Common Stock at an exercise price of $2.00 per share. No employee stock options were granted during the year ended December 31, 2000. Employee stock options to purchase an aggregate of 8,800 shares of Common Stock were forfeited during the year ended December 31, 2000. In February 2000, the Company reduced the exercise price of all stock options held by then current employees and consultants from $4.00 per share to $2.00 per share.

    During 2000, a warrantholder exercised warrants to purchase an aggregate of 230,600 shares of common stock at an exercise price of $1.00 per share. The Company also issued 100 shares of Series B mandatorily redeemable convertible preferred stock ($100,000 liquidation preference amount) in 2000 (see Note 2c to financial statements). All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following discussion may be deemed to contain certain "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as indicated by the use of terms such as "may," "will," "expect," "believe," "estimate," anticipate," "intend" or other similar terms or the negative of such terms. Forward-Looking Statements anticipated changes in revenue, cost of materials, expense items, income or loss, earnings or loss per share, capital expenditures, capital structure and other financial items; plans or objectives of the Company with respect to the Company's growth strategy, introduction of new products, and proposed acquisition transactions; possible actions by customers, suppliers, competitors or regulatory authorities; and assumptions underlying the foregoing. These Forward-Looking Statements are based upon the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation: the prospect for continuing losses and the Company's possible inability to continue as a going concern; the Company's need for additional capital and the possible unwillingness of Amcon or other investors to provide such capital on acceptable terms; possible adverse conditions in the market for the Company's securities and the possible adverse impact of such conditions on the Company's ability to raise additional capital as needed; possible termination of the Merger Agreement described below; possible adverse changes in the market for the Company's products; possible adverse effects of changes in currency exchange rates; possible adverse changes in the Company's distributor network; possible adverse developments in the execution of the Company's existing business strategy or in the implementation of changes thereto; possible adverse changes in the Company's cost of materials or sources of supply; possible adverse developments in the Company's ability to attract and retain key personnel; possible adverse developments in governmental regulation in the U.S. or abroad; and possible adverse developments in the competitive environment for the Company's products. Many of these risks and uncertainties are beyond the ability of the Company to predict or control. Should any unanticipated changes occur in the Company's business, or should management's operating assumptions prove incorrect, the Company's actual results could differ materially from those contemplated by these Forward-Looking Statements.

Results of Operations

  Recent Developments

    In November 2000, the Company entered into a merger agreement (the "Merger Agreement") with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon (the "Merger"). The Merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon with the exercise price and number of shares covered adjusted based upon the exchange ratio.

    The Merger is expected to qualify as a tax-free reorganization. It is subject to various conditions, including the effectiveness of a registration statement covering the Amcon shares to be issued, the listing of such shares on the American Stock Exchange, and the approval of the Company's stockholders. All of the Company's officers and directors and any of their affiliated entities that own shares of the Company's common stock have agreed to vote their shares in favor of the Merger.

    The Company anticipates completion of the Merger by June 30, 2001. However, the Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Net Sales.  Net sales increased 21% to approximately $3,681,000 for the year ended December 31, 2000 ("2000") from approximately $3,050,000 for the year ended December 31, 1999 ("1999"). $2,795,000 (76%) of net sales in 2000 were derived from sales of PET products; $598,000 (16%) were derived from home and office delivery sales, and $288,000 (8%) were derived from sales of East Meets West XEN the ("XEN") products, which were introduced to the market in January 2000. The increase in net sales in 2000 was due primarily to a $450,000 increase in sales of home and office delivery products and $288,000 in first year sales of XEN products, partially offset by a $108,000 reduction in net sales of PET products. Home and office delivery sales for 2000 included $280,000 in sales by Aloha Water Company, Inc. ("Aloha"), a Honolulu based bottler acquired in March 2000. This acquisition was subsequently rescinded in December 2000 (see Note 4 to financial statements). Aloha sales are therefore non-recurring. The $170,000 balance of the increase in home and office delivery sales is attributable to a full year of operations of Ali'i Water Bottling Co., Inc. ("Ali'i"), a home and office delivery business on the Big Island, which was acquired in June 1999. PET net sales declined $108,000 in 2000, despite an 8% increase in case sales to approximately 520,000 cases in 2000 from approximately 481,000 cases in 1999. Net sales revenue declined however, due to an increase in discounts and promotional allowances per case, resulting in a decline in the average net sales price per case of 12% in 2000 compared to 1999. Case sales in 2000 were also adversely affected by intermittent manufacturing equipment breakdowns, which periodically shut down production during the year. The Company hopes to avoid such breakdowns in the future through the installation of new manufacturing equipment. See Note 15 to financial statements. Sales in the Hawaiian market accounted for approximately 91% of PET sales in 2000, compared to approximately 88% in 1999. Sales to the U.S. Mainland accounted for approximately 6% of PET sales in 2000, compared to approximately 3% in 1999. International sales accounted for approximately 3% of PET sales in 2000, compared to approximately 9% in 1999. Upon consummation of the Merger, the Company expects to enter into a distribution agreement with an affiliate of Amcon for the distribution of Hawaiian Springs™ products on the U.S. Mainland. This distribution agreement is expected to increase the Company's PET sales to the U.S. Mainland. The Company believes that the outlook for PET sales in Asia is still promising but that the development of these markets may take substantially longer than originally anticipated, given the Company's limited financial resources and economic conditions in Asia which are somewhat resistive to the sale of an imported premium priced product. The Company's primary target markets for the launch of its XEN products in 2000 were California and Hawaii. The Company plans to continue to focus its XEN sales and marketing efforts in these two markets. To date, the Company has allocated very limited resources to the marketing of this product line. As a result, first year orders were substantially lower than originally anticipated. After giving effect to the rescission of the Aloha acquisition (see Note 4 to financial statements), the Company's home and office delivery business is currently limited to the Kailua-Kona area of the Big Island of Hawaii. Given the limited size of this market, significant growth in home and office delivery sales is not anticipated. The Company has no current plans to acquire or develop a home and office delivery business in the Honolulu area.

    Cost of Sales.  The Company's aggregate cost of sales increased 21% in 2000 compared to 1999, while aggregate net sales also increased 21%. The primary component in PET cost of sales is the production cost of finished bottles. Indirect manufacturing expenses increased approximately $213,000 (10%) in 2000 compared to 1999, primarily attributable to increased labor, and manufacturing rejects, repairs, and supplies expenses associated with bottling equipment breakdowns in July 2000 which resulted in a shutdown of production for one week. These increased expenses were partially offset by increased production during 2000 compared to 1999. For 2000, the Company's bottling facility operated at 65% of normal capacity compared to 60% in 1999. The Company has ordered new high speed blow molding equipment which will substantially increase the efficiency of its bottle making operations. This equipment, which is expected to be fully operational by August 2001, will be leased from Amcon on terms to be agreed upon, but which are expected to result in significant improvements to the Company's manufacturing costs. The lease of this equipment is expected to be accounted for as an operating lease.

    Expenses.  Selling and marketing expenses increased 36% to approximately $900,000 in 2000 from approximately $661,000 in 1999, primarily attributable to $234,000 of expenses associated with the launch of the XEN product line and a $158,000 increase in expenses associated with the home and office delivery operations, offset by a $153,000 reduction in expenses associated with PET product sales. The Company currently has one full-time marketing consultant devoted to the sale of XEN products in California. The increase in home and office delivery business expense is attributable to a full year of Ali'i operations compared to six months in 1999 ($75,000 of the increase), and the expenses of Aloha ($83,000), which are not recurring in light of the rescission of the Aloha acquisition in December 2000. The decrease in expenses associated with PET sales is attributable to decreases in advertising and promotional expenses, event activities, travel and consulting expenses.

    General and administrative expenses increased 11% to approximately $1,589,000 in 2000 from approximately $1,436,000 in 1999. The increase was primarily attributable to $58,000 of expenses associated with the launch of the XEN product line and a $195,000 increase of expenses associated with the home and office delivery operations, offset by a $100,000 reduction in expenses associated with PET product sales and corporate overhead. The increase in home and office delivery expenses is attributable to a full year of operations for Ali'i ($102,000, of which $83,000 was related to a provision for uncollectible customer accounts balances or account balances deemed to be potentially uncollectible), and the expenses of Aloha ($93,000) which are not recurring in light of the rescission of the Aloha acquisition. The decrease in expenses associated with PET sales and corporate overhead are primarily attributable to a reduction in legal and accounting fees, travel, salaries, and SEC printing fees, partially offset by an executive bonus, increased corporate office rent, temporary employee services, and amortization expenses associated with the XEN co-packing agreement (see Note 10d to financial statements). Legal and accounting fees decreased $168,000 in 2000 compared to 1999. Legal fees were unusually large in 1999 due to the large volume of financing and acquisition transactions during 1999. The Company expects significant cost savings in the future as a result of the sub-lease of its headquarters in Pearl City. See Note 10b to financial statements.

    Other Income (Expense).  Other(expense) increased to approximately $(1,146,000) in 2000 from approximately $(70,000) in 1999. This increase is primarily due to an approximately $1,026,000 impairment charge to purchase price in excess of the book value resulting from the rescission of the of Aloha acquisition (see Note 4 to financial statements). Additionally, interest expense (net of interest income) increased approximately $50,000 due to interest on capitalized leases and interest on the Amcon notes (see Note 6 to financial statements).

    Preferred Stock Dividend.  Primarily as a result of the amortization of the beneficial conversion feature and redemption of the Series A preferred shares, the Company recorded an aggregate preferred stock dividend of $416,379 during 1999. In 2000, the Company redeemed the remaining Series A preferred shares and adjusted the previously accrued preferred stock dividend to the holder, resulting in an aggregate preferred stock dividend of $86,698 for the Series A preferred shares. The Series B preferred shares became mandatorily redeemable subsequent to yearend at a redemption premium of $50,000. This premium is included in the preferred stock dividend for 2000. The Company classified the original $100,000 purchase price as currently payable at December 31, 2000.

    Net Loss and Net Loss Per Share.  Due to the foregoing, the Company incurred a net loss of $(2,937,658), and a net loss available to common shareholders of $3,074,356 or $(.45) per share, in 2000 compared to a net loss of $(1,581,943), and net loss applicable to common shareholders of $(1,998,322), or $(.45) per share, in 1999. Weighted average shares outstanding increased to 6,844,744 in 2000 from 4,476,554 in 1999. The Company expects to continue to generate losses until such time, if any, as it achieves significantly higher sales levels.

Liquidity and Capital Resources

    Cash and cash equivalents were approximately $14,600 at December 31, 2000, compared to approximately $9,000 at December 31, 1999. During 2000, the Company raised an aggregate of approximately $431,600 in equity financing (net of offering costs), primarily as a result of the issuance of the Series B convertible preferred stock ($100,000), the exercise of certain warrants by a private investor ($230,600) and the issuance of common stock and common stock warrants in a private offering ($100,000). See Note 2 to financial statements. As of December 31, 2000, these proceeds had been substantially consumed as a result of (i) redemptions of Series A convertible preferred stock ($319,000), and (ii) losses from operations. The remainder of the cash flow deficit for 2000 was funded from working capital and from certain interim loans from Amcon as described below. Overdue accounts payable increased from $493,707 at December 31, 1999 to $943,672 at December 31, 2000.

    There are currently no shares of Series A convertible preferred stock outstanding. The Series B convertible preferred stock is currently subject to mandatory redemption by the Company at an aggregate redemption price of $150,000.

    In September 2000, the Company received a $350,000 working capital loan from Amcon to fund its operations pending completion of the Merger. In October 2000, the Company received an additional working capital loan from Amcon in the amount of $400,000. These loans, which are secured by all of the assets of the Company, bear interest at the annual rate of 10% and are currently due on May 31, 2001. In February 2001, Amcon invested an additional $300,000 in the Company through the purchase of 750,000 shares of Common Stock at a purchase price of $.40 per share. These shares will participate in the Merger consideration. The Company is currently negotiating additional equity investments by Amcon in amounts up to $500,000 for working capital pending completion of the Merger.

    The Company had capital expenditures of approximately $101,000 in 2000, and approximately $488,000 in 1999. As of December 31, 2000, the Company owed an aggregate of $466,457 on its existing blow moulding machine, payable in monthly installments ($81,043 in January 2001 (which has been paid), $27,124 in February 2001, $28,290 payable in March 2001, and $330,000 payable in annual installments of $165,000 (plus accrued interest) commencing October 1, 2001. As of December 31, 2000, the Company owed approximately $20,000 on other equipment.

    The Company recently ordered a new blow molding machine and related equipment with an aggregate purchase price of approximately $1,500,000 for installation at the Company's bottling facility. This equipment, which is expected to be operational by August 2001, should enable the Company to reduce its production costs of finished bottles in an amount sufficient to enable the Company to reach break-even in its PET operations. This equipment has been acquired by Amcon in its own name. Upon installation, this equipment will be leased from Amcon on terms to be agreed upon. This lease will be accounted for as an operating lease.

    The Company is currently substantially dependent upon funding from Amcon to sustain its operations. If Amcon fails to make additional financing available or if the Merger is not completed for any reason, the Company will likely not be able to continue as a going concern.

    Loss carryforwards available to offset future taxable income were approximately $7.5 million as of December 31, 2000. The Company is subject to Internal Revenue Code Section 382, which limits the Company's ability to utilize net operating losses generated prior to the close of the IPO (approximately $2.3 million). The annual net operating loss limitation under Section 382 is approximately $361,000.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

    Quantitative Disclosures.  The Company is exposed to certain market risks associated with interest rate fluctuations on its borrowing arrangements. All borrowing arrangements are entered into for purposes other than trading. The Company is not subject to risks from currency rate fluctuations, except as described above. See "Item 6. Management's Discussion and Analysis or Plan of Operation—Currency Fluctuations". The Company does not utilize hedging contracts or similar instruments.

    The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business. The Company's borrowings bear interest at fixed annual rates. Changes in interest rates generally affect the fair value of such borrowings, but do not have an impact on earnings or cash flows. Because of the uncertainty with respect to the Company's ability to continue as a going concern, the fair value of the Company's financial instruments may be significantly different than their respective carrying values as of December 31, 2000.

    Qualitative Disclosures.  The Company's primary exposures relate to (1) interest rate risk on its borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates, and (3) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future cash requirements. The Company manages interest rate risk on its outstanding borrowings by using fixed rate debt. While the Company can not predict or manage its ability to refinance existing borrowings or the impact of interest rate movements will have on its existing borrowings, management evaluates the Company's financial position on an ongoing basis. The Company does not use derivatives in its operations and therefore does not have any risk exposure to these instruments.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

    The information required by this Item is incorporated herein by reference to the Company's Definitive Proxy Statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the Company's 2001 Annual Meeting of Stockholders.

Item 10.  Executive Compensation.

    The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

    The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization (relating to the acquisition of Aloha Water Company, Inc. ("Aloha")) (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8 K dated March 20, 2000 (the "March 2000 8-K"))
2.2	Amended and Restated Agreement and Plan of Merger relating to the merger of the Registrant into a subsidiary of Amcon Distributing Company ("Amcon")
3.1
Articles of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 10 K"))
3.2	By-Laws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-K"))
4.1
Specimen Stock Certificate for the Registrant's Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (the "June 1997 10-Q"))
4.2
Specimen Stock Certificate for the Registrant's Series A Convertible Preferred Stock (the "Series A Preferred")(Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 12, 1999 (the "March 1999 8-K"))
4.3	Resolutions setting forth the relative rights and preferences of the Series A Preferred (Incorporated by reference to Exhibit 4.1 to the March 1999 8-K)

4.4
Specimen Stock Certificate for the Registrant's Series B Convertible Preferred Stock (the "Series B Preferred") (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10K-SB for the year ended December 31, 1999 (the "1999 10-K"))
4.5	Resolutions setting forth the relative rights and preferences of the Series B Preferred (Incorporated by reference to Exhibit 4.5 to the 1999 10-K)
4.6	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the June 1997 10-Q)
4.7	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the June 1997 10-Q)
4.8	Underwriter's Warrant Agreement between the Registrant and Joseph Stevens & Company, Inc. (Incorporated by reference to Exhibit 4.4 to the June 1997 10-Q)
4.9	Underwriter's Warrant Certificate (Incorporated by reference to Exhibit 4.5 to the June 1997 10-Q)
4.10	Warrant Agreement between the Registrant and Amro International, S.A. (Incorporated by reference to Exhibit 4.3 to the March 1999 8-K)
4.11
Form of Common Stock Purchase Warrant ($1.00 exercise price) issued to investors in September 1999 private offering (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 (the "September 1999 10-Q"))
4.12	Form of Common Stock Purchase Warrant ($1.50 exercise price) issued to investors in September 1999 private offering (Incorporated by reference to Exhibit 4.2 to the September 1999 10-Q)
9.1	Form of Stockholder Agreement among Amcon and certain affiliated stockholders of the Registrant
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
10.16	Bill of Sale between the Registrant and Ali'i (Incorporated by reference to Exhibit 10.2 to the June 1999 8-K)
10.17	Co-Packing Agreement between the Registrant and Langer Juice Company, Inc.* (Incorporated by reference to Exhibit 10.17 to the 1999 10-K)
10.18	Secured Exchangeable Promissory Note (the "Aloha Note") issued to the stockholders of Aloha (Incorporated by reference to Exhibit 4.1 to the March 2000 8-K)
10.19	Pledge and Security Agreement securing the Aloha Note (Incorporated by reference to Exhibit 4.2 to the March 2000 8-K)
10.20	Rescission Agreement between the Registrant and the shareholders of Aloha
10.21	Secured Convertible Promissory Note issued to Amcon in the principal amount of $350,000
10.22	Secured Convertible Promissory Note issued to Amcon in the principal amount of $400,000
21	Subsidiaries—none
23.1	Consent of Arthur Andersen LLP

*
Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)
Reports on Form 8-K

    None

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN NATURAL WATER COMPANY, INC. (REGISTRANT)
By:	/s/ MARCUS BENDER Marcus Bender President & Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARCUS BENDER Marcus Bender	Chief Executive Officer and Director	April 13, 2001
/s/ WILLARD IRWIN Willard Irwin	Chief Financial Officer	April 13, 2001
/s/ BRIAN BARBATA Brian Barbata	Director	April 13, 2001
/s/ MICHAEL CHAGAMI Michael Chagami	Director	April 13, 2001
/s/ WILHELM KUHLMANN Wilhelm Kuhlmann	Director	April 13, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
Hawaiian Natural Water Company, Inc.:

    We have audited the accompanying balance sheet of HAWAIIAN NATURAL WATER COMPANY, INC., (a Hawaii corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Natural Water Company, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. Additionally, the Company has past due accounts payable of approximately $944,000 and mandatorily redeemable preferred stock and notes payable amounts due in the near term of approximately $1,211,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARTHUR ANDERSEN LLP

Honolulu, Hawaii
April 13, 2001

HAWAIIAN NATURAL WATER COMPANY, INC.

BALANCE SHEET

DECEMBER 31, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$14,630
Trade accounts receivable, net of allowance for doubtful accounts of $39,062	275,428
Inventories	571,164
Due from officers	21,672
Other current assets	56,100

Total current assets	938,994
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $989,490	2,256,116

CO-PACKING AGREEMENT, net of accumulated amortization of $37,500	112,500
INTANGIBLE ASSET, net of accumulated amortization of $40,575	118,574

Total assets	$3,426,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,062,487
Book overdraft	59,466
Accrued professional fees	99,001
Accrued vacation	21,363
Accrued commissions and billbacks	195,241
Accrued payroll and related taxes	42,957
Accrued other	155,273
Amount due for mandatorily-redeemable preferred stock	150,000
Notes payable	1,061,437
Capital lease obligation	30,375

Total current liabilities	2,877,600
Non-current Liabilities:
Notes payable—net of current portion	177,717
Capital lease obligation—net of current portion	16,421
Other	41,380

Total non-current liabilities	235,518

Total liabilities	3,113,118

Stockholders' Equity:
Preferred stock, $1 par value: Authorized—5,000,000 shares No shares outstanding
Common Stock, no par value: Authorized—20,000,000 shares Issued and outstanding—7,185,966 shares	9,612,446
Common stock warrants and options:
Issued and outstanding—5,595,558 shares	3,669,035
Accumulated deficit	(12,968,415)

Total stockholders' equity	313,066

Total liabilities and stockholders' equity	$3,426,184

The accompanying notes are an integral part of this financial statement

HAWAIIAN NATURAL WATER COMPANY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
NET SALES	$3,681,026	$3,050,383
COST OF SALES	2,983,160	2,464,403

Gross margin	697,866	585,980
EXPENSES:
General and administrative	1,589,275	1,436,214
Selling and marketing	900,285	661,289

	2,489,560	2,097,503

	(1,791,694)	(1,511,523)
OTHER INCOME (EXPENSE):
Impairment charge	(1,025,935)	—
Interest income	—	10,515
Interest expense	(120,029)	(80,935)

NET LOSS	(2,937,658)	(1,581,943)
Preferred Stock Dividend	(136,698)	(416,379)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,074,356)	$(1,998,322)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.45)	$(0.45)

The accompanying notes are an integral part of these financial statements.

HAWAIIAN NATURAL WATER COMPANY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	Common Stock		Common Stock Warrants and Options		Preferred Stock
	Number of Shares	Amount	Number of Underlying Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
BALANCE, December 31, 1998	4,024,563	6,693,062	3,757,959	2,841,329	—	—	(7,895,737)	1,638,654
Issuance of common stock and warrants in private offering
September 28, 1999	850,000	440,646	1,416,666	389,354	—	—	—	830,000
December 6, 1999	100,000	53,097	166,667	46,903	—	—	—	100,000
December 10, 1999	100,000	53,098	166,666	46,902	—	—	—	100,000
Issuance of common stock for purchase of Net Assets of Alii Water Bottling, Inc.
June 30, 1999	263,040	312,359	—	—	—	—	—	312,359
Issuance of common stock for Co-Packing agreement
September 13, 1999	100,000	43,750	—	106,250	—	—	—	150,000
Issuance of common stock and common stock options to professional advisor for services rendered
April 1, 1999	—	—	12,500	16,226	—	—	—	16,266
July 1, 1999	—	—	12,500	16,226	—	—	—	16,266
July 14, 1999	2,695	2,695	—	—	—	—	—	2,695
September 28, 1999	30,000	15,929	50,000	14,071	—	—	—	30,000
October 1, 1999	—	—	12,500	3,000	—	—	—	3,000
Issuance of common stock options to non-employee directors	—	—	9,000	8,395	—	—	—	8,395
Issuance of common stock options to marketing consultant
May 20, 1999	—	—	10,000	4,370	—	—	—	4,370
May 24, 1999	—	—	30,000	13,110	—	—	—	13,110
Exercise of common stock options by financial public relations advisor
January 11, 1999	50,000	125,000	(50,000)	—	—	—	—	125,000
Issuance of preferred stock and common stock warrants to institutional investor, net of offering costs
March 3, 1999	—	—	100,000	97,422	750	488,397	—	585,819
Issuance of common stock and Common stock warrants to Broker for services rendered
March 3, 1999	5,000	18,750	15,000	41,670	—	—	—	60,420
Issuance of preferred stock to institutional investor
August 10, 1999	—	312,500	—	—	500	500,000	(312,500)	500,000
Repricing of warrants associated with the outstanding preferred stock
August 10, 1999	—	—	—	27,003	—	(20,252)	—	6,751
September 23, 1999	—	—	—	19,069	—	(14,302)	—	4,767
November 5, 1999	—	—	—	14,229	—	(10,672)	—	3,557
Conversion of preferred stock to common stock
August 24, 1999	11,429	6,000	—	—	(6)	(6,000)	—	—
Redemption of preferred stock
September 23, 1999	—	—	—	—	(250)	(197,680)	(52,320)	(250,000)
October 1, 1999	—	—	—	—	(375)	(296,520)	(3,480)	(300,000)
October 8, 1999	—	—	—	—	(250)	(197,680)	(11,070)	(208,750)
November 5, 1999	—	—	—	—	(50)	(39,536)	(10,464)	(50,000)

Accrued dividends to preferred Shareholder	—	—	—	—	—	—	(26,545)	(26,545)
Net loss	—	—	—	—	—	—	(1,581,943)	(1,581,943)

BALANCE at December 31, 1999	5,536,727	$8,076,886	5,709,458	$3,705,529	319	$205,755	$(9,894,059)	$2,094,111
Issuance of common stock bonus to executive officer
December 15, 2000	350,000	84,370	—	—	—	—	—	84,370
Issuance of common stock and common stock warrants in private offering
February 1, 2000	50,000	26,548	83,333	23,452	—	—	—	50,000
February 20, 2000	50,000	26,548	83,333	23,452	—	—	—	50,000
Exercise of common stock warrants by private investor
March 3, 2000	50,000	50,000	(50,000)	—	—	—	—	50,000
May 25, 2000	35,000	35,000	(35,000)	—	—	—	—	35,000
June 1, 2000	15,000	15,000	(15,000)	—	—	—	—	15,000
June 16, 2000	14,600	14,600	(14,600)	—	—	—	—	14,600
June 16, 2000	35,000	35,000	(35,000)	—	—	—	—	35,000
June 29, 2000	15,000	15,000	(15,000)	—	—	—	—	15,000
July 21, 2000	26,000	26,000	(26,000)	—	—	—	—	26,000
August 25, 2000	40,000	40,000	(40,000)	—	—	—	—	40,000
Issuance of common stock to Non-employee directors
February 16, 2000	—	—	900	486	—	—	—	486
May 11,2000	—	—	900	486	—	—	—	486
June 13, 2000	—	—	600	—	—	—	—	—
August 8, 2000	—	—	900	—	—	—	—	—
September 28, 2000	—	—	900	—	—	—	—	—
Redemption of preferred Stock
February 7, 2000	—	—	—	—	(50)	(32,250)	(17,750)	(50,000)
March 6, 2000	—	—	—	—	(50)	(32,250)	(17,750)	(50,000)
May 1, 2000	—	—	—	—	(35)	(22,575)	(12,425)	(35,000)
May 26, 2000	—	—	—	—	(15)	(9,675)	(5,325)	(15,000)
June 29, 2000	—	—	—	—	(29)	(18,705)	(10,295)	(29,000)
October 2, 2000	—	—	—	—	(40)	(25,800)	(14,200)	(40,000)
October 23, 2000	—	—	—	—	(100)	(64,500)	(35,500)	(100,000)
Issuance of common stock and common stock warrants to professional advisor
February 1, 2000	10,000	5,310	16,667	4,690	—	—	—	10,000
February 15, 2000	10,000	5,310	16,667	4,690	—	—	—	10,000
March 17, 2000	50,000	50,000	—	—	—	—	—	50,000
Issuance of common stock to professional advisor
March 31, 2000	—	—	12,500	12,500	—	—	—	12,500
Issuance of common stock in merger with Aloha Water Co
March 17, 2000	750,000	937,500	—	—	—	—	—	937,500
Return of common stock in conjunction with rescission of agreement to merge with Aloha Water Co.
December 27, 2000	(750,000)	—	—	—	—	—	—	—
Exercise of stock option by institutional investor
March 3, 2000	100,000	1,000	(100,000)	—	—	—	—	1,000

Issuance of common stock to marketing consultant
March 31, 2000	20,000	20,000	—	—	—	—	—	20,000
April 12, 2000	3,000	3,000	—	—	—	—	—	3,000
June 30, 2000	2,250	2,250	—	—	—	—	—	2,250
September 30, 2000	10,000	10,000	—	—	—	—	—	10,000
September 30, 2000	6,750	6,750	—	—	—	—	—	6,750
December 31, 2000	4,500	4,500	—	—	—	—	—	4,500
Issuance of common stock pursuant to Co-Packing Agreement
May 5, 2000	3,490	3,490	—	—	—	—	—	3,490
June 30, 2000	2,618	2,618	—	—	—	—	—	2,618
July 31, 2000	2,643	512	—	—	—	—	—	512
September 13, 2000	700,000	106,250	—	(106,250)	—	—	—	—
September 30, 2000	4,483	869	—	—	—	—	—	869
December 31, 2000	1,905	310	—	—	—	—	—	310
Issuance of common stock for U.S. Mainland office rental
June 5, 2000	1,000	406	—	—	—	—	—	406
June 30, 2000	1,000	438	—	—	—	—	—	438
July 3, 2000	1,000	406	—	—	—	—	—	406
September 1, 2000	1,000	188	—	—	—	—	—	188
October 31, 2000	1,000	200	—	—	—	—	—	200
December 31, 2000	2,000	562	—	—	—	—	—	562
Issuance of common stock to key management executives as incentive compensation
August 31, 2000	30,000	5,625	—	—	—	—	—	5,625
Accrued dividend to Series B preferred holder December 31, 2000	—	—	—	—	—	—	(50,000)	(50,000)
Adjustment of previously accrued dividend to Series A preferred holder	—	—	—	—	—	—	26,547	26,547
Net loss	—	—	—	—	—	—	(2,937,658)	(2,937,658)

BALANCE at December 31, 2000	7,185,966	$9,612,446	5,595,558	$3,669,035	—	—	$(12,968,415)	$313,066

The accompanying notes are an integral part of these financial statements

HAWAIIAN NATURAL WATER COMPANY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,937,658)	$(1,581,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,880	288,759
Amortization of debt discount	35,574	59,398
Impairment charge	1,025,935	—
Net income from subsidiary	(18,435)	—
Issuance of common stock to Co-Packer, landlord and consultants	56,499	—
Issuance of common stock bonuses to executive officer	84,370	—
Issuance of common stock compensation to executives	5,625	—
Issuance of common stock options to consultants and distributors	12,500	85,627
Issuance of common stock options to non-employee directors	972	8,395
Warrants granted for preferred standstill agreement	—	15,075
Loss on sale of equipment	—	3,282
Net decrease(increase) in current assets	304,751	(520,343)
Increase in other noncurrent liabilities	—	41,380
Net increase in current liabilities	436,474	484,915

Net cash used in operating activities	(608,513)	(1,115,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100,877)	(328,902)
Acquisition of intangible asset	—	(159,149)
Proceeds from sale of equipment	—	1,080

Net cash used in investing activities	(100,877)	(486,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	796,903	—
Repayments of principal on notes payable	(62,669)	(131,956)
Repayment of principal on capital leases	(31,802)	(69,408)
Net proceeds from sale of preferred stock and common stock warrants	—	1,146,239
Net proceeds from sale of common stock and common stock warrants	100,000	1,030,000
Redemption of preferred stock	(319,000)	(808,750)
Proceeds from exercise of common stock warrants and options	231,600	125,000

Net cash provided by financing activities	715,032	1,291,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$5,642	$(311,301)
CASH AND CASH EQUIVALENTS, beginning of period	8,988	320,289

CASH AND CASH EQUIVALENTS, end of period	$14,630	$8,988

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
ACQUISITION OF NET OPERATING ASSETS OF ALII WATER BOTTLING, INC. WITH COMMON STOCK	$—	$312,359

CO-PACKING AGREEMENT—PAID WITH COMMON STOCK	$—	$150,000

ADDITION OF CAPITALIZED EQUIPMENT LEASES	$17,243	$82,176

CAPITAL ADDITION—ACQUIRED WITH NOTE PAYABLE	$—	$22,195

ACQUISITION AND RESCISSION OF NET OPERATING ASSETS OF ALOHA WATER CO:
Issuance of common stock and common stock warrants to professional advisor	$70,000	$—
Issuance of common stock in merger	937,500	—
Issuance of note payable	500,000	—
Return of common stock	—	—
Cancellation of note payable	(500,000)	—

	$1,007,500	$—

The accompanying notes are an integral part of these financial statements.

HAWAIIAN NATURAL WATER COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

1.  Summary of Significant Accounting Policies and Risk Factors

a.  Organization and Going Concern

    Hawaiian Natural Water Company, Inc. (the "Company") was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in Hawaii, the United States mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.

    In June 1999 the Company acquired certain assets of Ali'i Water Bottling Co., Inc. (see Note 3), which extended the Company's product line to include (1) premium purified bottled water, and (2) the home and office large bottle (3 gallon and 5 gallon) delivery market. This business is concentrated in the Kailua-Kona area of the Big Island of Hawaii.

    In January 2000, the Company introduced a line of herbal beverages under the "East Meets West XEN™" name. The beverages are manufactured for the Company pursuant to a co-packing agreement with a Los Angeles area bottler (see Note 10d to the financial statements). Sales efforts in 2000 were concentrated in Southern California, Hawaii and the Vancouver, Canada area.

    In March 2000, the Company acquired Aloha Water Company Co. Inc., a distributor of purified water in the home and office market in the Honolulu area. This acquisition was subsequently rescinded in December, 2000 (see Note 4).

    In November 2000, the Company agreed to be acquired by Amcon Distributing Company, an Omaha, Nebraska based distributor, by means of a merger of the Company into a wholly owned subsidiary of Amcon (see Note 5).

    Since the execution of the merger agreement, the Company has been substantially dependent upon Amcon for its financing requirements. If the merger agreement were terminated for any reason, the Company would likely not be able to continue as a going concern.

    As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows from operations since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significant levels of sales. To date, the Company has been unable to generate cash flow sufficient to support its operations. Additionally, the Company has past due accounts payable of approximately $944,000 and mandatorily redeemable preferred stock and notes payable amounts due in near term of approximately $1,211,000. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

b.  Basis of Accounting

    The Company's accounting policies are in accordance with generally accepted accounting principles in the United States.

c.  Cash and Cash Equivalents

    Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

d.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market. As of December 31, 2000, inventories were comprised of the following:

Raw materials	$315,873
Finished goods	255,291

$571,164

    Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials, labor and manufacturing overhead costs.

e.  Property and Equipment

    Property and equipment are stated at cost, which includes the cost of labor used to install equipment and construct major leasehold improvements. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Leasehold improvements	The shorter of the useful life or the lease term
Machinery, equipment and assets under capital lease	7-15 years

    Property and equipment is summarized as follows:

Machinery and equipment	$2,610,658
Leasehold improvements	529,960
Assets under capital lease	104,988

3,245,606
Less—Accumulated depreciation and amortization	(989,490)

$2,256,116

f.  Revenue Recognition

    The Company recognizes revenue on the accrual method of accounting when title transfers: upon shipment, for bottled water products and other beverages, and upon delivery for home and office delivery products. The Company grants customers the right to return goods which are defective or otherwise unsuitable for sale. The Company issues refunds to customers or replaces goods which are rejected.

    The Company's policy is to provide a reserve for estimated uncollectible trade accounts receivable. The Company also provides a reserve for estimated sales returns and related disposal costs. Net sales revenue reflects reductions for the reserve for sales returns, discounts, promotional allowances and freight-out. The Company also estimates the amount of billbacks from certain distributors which represents price adjustments for quantity or other discounts to distributors' customers.

g.  Advertising

    The Company charges the cost of advertising to expense as incurred. The Company incurred approximately $85,000 and $113,000 of advertising expense during the years ended December 31, 2000 and 1999, respectively.

h.  Stock-Based Compensation

    The Company accounts for transactions in which its equity instruments are issued to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. The Company has elected to account for the issuance of equity instruments to employees, using this intrinsic value method under APB Opinion No. 25. (See Note 8).

i.  Basic and Diluted Loss Per Share

    Basic and diluted loss per share is calculated using net loss adjusted for dividends to preferred shareholders. The Company's basic and diluted loss per share are the same for both 2000 and 1999 in that any conversion of stock options and warrants would have been anti-dilutive. Basic and diluted loss per share is based on the weighted average number of common shares issued and outstanding during the period of 6,844,744 and 4,476,554 for 2000 and 1999, respectively.

j.  Fair Value of Financial Instruments

    The carrying amounts for trade receivables and payables are considered to be their fair values. The fair value of the Company's notes payable at December 31, 2000 may be significantly different from their carrying value as a result of the matters discussed in Note 1a. above and as a result of fluctuations in market interest rates.

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

m.  New Accounting Pronouncement

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The Company did not have any derivative instruments as of December 31, 2000 and believes that the adoption of SFAS No. 133 will not have a material impact on its financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on its financial position or the results of operations.

    In March 2000, the FASB issued interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this new Interpretation had no impact on the Company's financial statements, based on its current structure and operations.

n. Long-Lived Assets

    Whenever there are recognized events or changes in circumstances that could affect the carrying amount of long-lived assets, management reviews these assets for possible impairment. Management uses estimated expected future net cash flows (undiscounted and excluding interest costs) to measure the recoverability of these assets. The estimation of expected future net cash flows is inherently uncertain and, relies to a considerable extent on the availability of capital. If in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could impact the carrying amount of these assets.

o.  Reclassifications

    Certain 1999 amounts have been reclassified to conform to their 2000 presentation.

2.  Equity Transactions

    a. Investor Relations

    On July 31, 1998, the Company engaged a financial public relations advisor for a two-year term. As compensation for its services, the Company issued to this advisor 100,000 shares of Common Stock, plus options to purchase an aggregate of 565,000 additional shares at exercise prices ranging from $2.50 to $6.00 per share. On January 11, 1999 the advisor exercised 50,000 of these options, at an exercise price of $2.50 per share, which resulted in cash proceeds to the Company of $125,000. All of the remaining options have expired unexercised.

    b.  Series A Convertible Preferred Stock

    In 1999, the Company issued an aggregate of 1,250 shares ($1.25 million in aggregate liquidation preference amount) of Series A convertible preferred stock to an institutional investor. The Company also issued to this investor for no additional consideration warrants to purchase 100,000 shares of common stock at an original exercise price of $3.625 per share.

    Each share of Series A preferred stock had a liquidation preference of $1,000, and was entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31, 1999, in cash or common stock at the election of the Company. The Series A preferred stock was convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon a discount to the market price (as defined) of the common stock as of each conversion date (the "beneficial conversion feature").

    In August 1999, the investor converted six shares of Series A preferred into an aggregate of 11,429 shares of common stock. In September 1999, the Company entered into a standstill agreement with the investor, pursuant to which the investor agreed not to convert any additional shares of Series A preferred and granted the Company an option to redeem the outstanding shares. This standstill agreement was extended continuously until November 2, 2000. Pursuant to this standstill arrangement, the Company redeemed an aggregate of (i) 925 shares of Series A preferred stock for an aggregate of $808,750 in 1999, (ii) 100 shares for an aggregate of $100,000 during the first quarter of 2000, (iii) 79 shares for an aggregate of $79,000 during the second quarter of 2000, and (iv) the remaining 140 shares for an aggregate of $140,000 in October 2000. As a result of these redemptions, there were no shares of Series A preferred outstanding at December 31, 2000.

    As partial consideration for the extension of the standstill agreement, the Company reduced the exercise price of the warrants held by the investor in several increments to $.01 per share. The investor exercised these warrants in full in March 2000.

    Primarily as a result of the amortization of the beneficial conversion feature and redemption of the Series A preferred shares, the Company recorded an aggregate preferred stock dividend of $416,379 during 1999. In 2000, the Company redeemed the remaining Series A preferred shares and adjusted the previously accrued preferred stock dividend to the holder, resulting in an aggregate preferred stock dividend of $86,698 for the Series A preferred shares.

    c.  Series B Convertible Mandatorily Redeemable Preferred Stock

    In March 2000, the Company issued 100 shares ($100,000 aggregate liquidation preference amount) of Series B convertible preferred stock to a private investor. Each share of Series B preferred stock has a liquidation preference of $1,000. The Series B preferred stock is mandatorily redeemable, at the election of the holder, at any time within 90 days following the first anniversary date of the date of issuance in the event that the market price (as defined) of the common stock is less than $1.50 per share on the first anniversary date. The redemption price in such event is $1,500 per share ($150,000 in the aggregate).

    The market price of the common stock was less than $1.50 on the first anniversary date, and the investor has delivered to the Company a notice of redemption with respect to all of the outstanding Series B preferred stock. The Company recorded the $50,000 redemption premium as a preferred stock dividend and classified the original $100,000 of mandatorily redeemable preferred stock as currently payable as of December 31, 2000 in the accompanying Financial Statements.

    d.  Private Offering of Common Stock and Warrants

    In September 1999, the Company raised $850,000 ($830,000 net of offering expenses) through a private offering of 850,000 Units at a purchase price of $1.00 per Unit. Each Unit consisted of (i) one share of common stock, (ii) one five year warrant to purchase one share of common stock at an exercise price of $1.00 per share (a $1.00 warrant), and (iii) one five year warrant to purchase 2/3 of one share of common stock at an exercise price of $1.50 per share. An investment of $750,000 was received from two unaffiliated private investors (and certain of their affiliated entities), and an additional investment of $100,000 was received from the Company's Chief Executive Officer. The unaffiliated investors purchased an additional 200,000 Units in December 1999 and 100,000 Units in February 2000 for an aggregate additional investment of $300,000. The unaffiliated investors exercised (i) 50,000 $1.00 warrants for an aggregate of $50,000 in the first quarter of 2000, (ii) 114,600 $1.00 warrants for an aggregate of $114,600 in the second quarter of 2000, and (iii) 66,000 $1.00 warrants for an aggregate of $66,000 in the third quarter of 2000.

    Approximately $530,000 of the net proceeds of the initial offering was allocated to the warrants granted to the investors, based upon the trading price of the common stock on the date of grant and the Black-Scholes option pricing model.

    e.  Stock Bonus

    In December 2000, the Company awarded its Chief Executive Officer bonus compensation for 2000, payable in 350,000 shares of common stock. In connection with this award, the $100,000 bonus awarded the Company's Chief Executive Officer for 1999 (issued in January 2000) was rescinded. This earlier award had been granted subject to a commitment by the Chief Executive Officer to purchase an addtional 100,000 Units at $1.00 per Unit. See Note 2b. The purchase of these Units was also rescinded in December 2000. The effect of these transactions was in substance a repricing of the January 2000 stock award in December 2000. The compensation expense related to these transactions was $84,370 in accordance with FIN 44. The withholding tax related to the December 2000 award was advanced to the Chief Executive Officer and included in the amount due from officers.

3.  Acquisition of Ali'i Water Bottling, Inc.

    Effective June 30, 1999, the Company purchased all of the operating assets, net of certain liabilities, of Ali'i Water Bottling, Inc. ("Ali'i"). Ali'i bottles and distributes purified water to the home and office market on the Big Island of Hawaii and also sells purified water in PET plastic bottles through retail channels throughout the Hawaiian Islands. The consideration for the net assets purchased was 263,040 shares of common stock of the Company. The Company assumed Ali'i's trade payables and contractual obligations related to continuing operations but did not assume any note(s) payable, line of credit or liabilities for federal, state, or local taxes incurred by Ali'i. The net assets acquired were recorded in the accounting records of the Company on June 30, 1999 in the amount of $312,359, which was the fair value of the 263,040 issued shares. No significant goodwill resulted from this acquisition. Acquisition costs were not material. The shares issued are "restricted securities" as defined in Rule 144 under the Securities Act of 1933, and may not be sold except in compliance with such Rule or other exemption from registration under the Securities Act. Had the acquisition occurred at January 1, 1999, the unaudited and pro forma net sales, net loss, diluted net loss per share and diluted weighted average common shares outstanding for 1999 would be as follows:

Twelve Months Ended
1999
Net sales	$3,303,984
Net loss	$(1,913,388)
Diluted net loss per share	$(0.43)
Diluted weighted average common shares outstanding	4,476,554

4.  Acquisition of Aloha Water Company, Inc. and Impairment Charge

    On March 17, 2000, the Company acquired Aloha Water Company, Inc., ("Aloha"), a distributor of purified water to the home and office delivery market in the Honolulu area. The acquisition was accomplished through a merger of Aloha into a wholly owned subsidiary of the Company formed for this purpose. The purchase price for Aloha consisted of an aggregate of (i) 750,000 shares of common stock of the Company and (ii) a promissory note of the Company in the amount of $500,000 (the "Aloha note") to the stockholders of Aloha. Interest on the note was payable monthly at the annual rate of 10%. The entire principal amount was due on April 1, 2000. The Aloha note was secured by a first priority security interest on all of the capital stock of Aloha.

    In August, 2000 the holders of the Aloha note declared a default for failure to make certain interest payments, and foreclosed on their collateral, which was all of the stock of Aloha. As a result, the Company has written off its investment in Aloha, the related goodwill and the Aloha note. This writeoff is reflected as a total impairment charge in 2000 of $1,025,935, which represented the Company's entire investment in Aloha.

    In December 2000, the parties agreed to rescind the acquisition, as a result of which Aloha returned the Aloha note and the 750,000 shares of the Company's common stock. The fair value of the Company's shares returned was not material.

5.  Amcon Merger

    In November 2000, the Company entered into a merger agreement with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon. The merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon with the exercise price and number of shares covered adjusted based upon the exchange ratio.

    The merger is expected to qualify as a tax-free reorganization. It is subject to various conditions, including the effectiveness of a registration statement covering the shares to be issued in the merger, the listing of such shares on the American Stock Exchange, and the approval of the Company's stockholders. All of the Company's officers and directors and any of their affiliated entities that own shares of the Company's common stock have agreed to vote their shares in favor of the merger.

    If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

6.  Notes Payable

    In anticipation of acquiring the Company, Amcon has provided certain debt financing to the Company for working capital and other general corporate purposes. Amcon advanced $350,000 in September 2000, and an additional $400,000 in October 2000. These loans are evidenced by secured promissory notes (the "Amcon notes") bearing interest at a rate of 10% per annum, payable quarterly. The Amcon notes are convertible at the election of Amcon, under certain circumstances, into Series C convertible preferred stock bearing dividends, payable quarterly, of 10% per annum and giving effective control of the Board of Directors to Amcon. The Amcon notes are secured by a lien on all of the Company's assets. The due date of the Amcon notes, originally February 28, 2001, has been extended to May 31, 2001.

    In September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortized the resulting discount to interest expense using the effective interest method over the term of the loan. In October 2000, the Company renegotiated the payment terms for this promissory note.

In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Kea'au. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5 year note, with monthly payments aggregating $22,995, including interest.

The following summarizes the Company's notes payable as of December 31, 2000:

Equipment note payable	$466,457
Less: Unamortized discount	(19,108)

Net equipment note payable	447,349
First Amcon note	350,000
Second Amcon note	400,000
Note payable to service provider	22,135
Vehicle installment note payable	3,490
Warehouse note payable	16,180

Subtotal—notes payable	1,239,154
Less: Current portion	(1,061,437)

Non-current portion	$177,717

    Maturities of notes payable, net of discount at December 31, 2000 are as follow:

2001	$1,061,437
2002	169,025
2003, and thereafter	8,692

$1,239,154

7.  Consulting Arrangements

    During 2000 and 1999, the Company hired various consultants to perform sales, marketing and other functions. The Company recognized consulting expenses of approximately $111,000 and $88,000 for 2000 and 1999, respectively.

8.  Stock Options

    The Board of Directors has authorized an aggregate of 1,000,000 shares of common stock for issuance upon the exercise of stock options which may be granted from time to time to directors, officers, employees and consultants of the Company under the Company's stock option plan. Under this plan, the Company granted to certain consultants and distributors options to purchase an aggregate of 12,500 shares of common stock options in 2000, and 136,500 shares of common stock options in 1999. These options are exercisable for five years at exercise prices ranging from $1.00 to $4.00 per share. Certain of these options were valued based upon the value of services provided and others were valued using the Black-Scholes option pricing model, at $12,500 in 2000, and $75,398 in 1999, which amounts were charged to expense as incurred. These options vested upon grant.

    Using the Black-Scholes option valuation model (and the following assumptions), the estimated fair values of options granted ranged from $.13 to $2.21 in 1999. Management believes that the fair value results from using the Black-Scholes calculation may not be indicative of the Company's economic cost of issuing stock options. Principle weighted-average assumptions used in applying the Black-Scholes model were as follow:

1999
Expected volatility	60.00%
Expected dividend yield	0.00%
Expected term	5 yrs
Risk-free interest rate	5.63% to 5.78%

    In addition, as further described below, at December 31, 2000, outstanding options to purchase an aggregate of 438,367 shares of common stock were held by employees and former employees of the Company. These options are not reflected on the balance sheet as "Common Stock warrants and options, issued and outstanding."

    The following summarizes information about stock options granted to employees and former employees during the years ended December 31, 2000 and 1999:

	Shares	Weighted-Average Exercise Price
Balance at December 31, 1998	487,000	$4.00
Granted	70,000	$4.00
Forfeited	(109,833)	$4.00

Balance at December 31, 1999	447,167	$4.00
Granted	—
Forfeited	(8,800)	$4.00

Balance at December 31, 2000	438,367	$2.25

    In February 2000, the Company reduced the exercise price of all stock options held by the current employees from $4.00 to $2.00 per share. This had no impact on compensation expense during 2000.

    At December 31, 2000 and 1999, respectively, the Company had 337,825 and 265,925 vested employee options outstanding, exercisable at a weighted-average exercise price of $2.25 and $4.00, respectively.

    The Company accounts for stock options granted to employees under APB No. 25, under which expense is recognized if the exercise price of options granted is less than the market price on the date of grant. If compensation expense for stock options granted to employees had been accounted for under SFAS. 123, the Company's net loss per share for 2000 and 1999 would have been $(.47) and $(.51), respectively.

9.  Income Taxes

    Certain items of expense are recognized in different periods for income tax purposes than for financial reporting purposes. As of December 31, 2000, the Company had approximately $7.5 million of net operating loss (NOL) carryforwards available to reduce future taxable income. These NOL carryforwards expire on various dates beginning in 2012 through 2021. The deferred tax asset as of December 31, 2000 consisted primarily of net operating loss carryforwards. A valuation allowance has been provided for the entire deferred tax asset due to the uncertainty of its realization.

    The Company is subject to Internal Revenue Code Section 382 which limits the Company's ability to utilize net operating losses generated prior to the closing of its initial public offering (of approximately $2.3 million). The annual net operating loss limitation under Section 382 is approximately $361,000. The current limitation is subject to change as a result of recent equity transactions.

    The Company paid no income taxes and had no net deferred or current tax provision/benefit for the years ended December 31, 2000 and 1999.

10.  Commitments and Contingencies

a.  Capital Lease Obligations

    The Company leases machinery and equipment under capital leases which expire on various dates through August 2005.

    As of December 31, 2000, future minimum lease payments were as follows:

2001	36,174
2002	8,801
2003	5,596
2004	5,596
2005	2,798

Total future minimum payments	58,965
Less—Amount representing interest	(12,169)

Total capital lease obligations	46,796
Less—Current portion	(30,375)

Noncurrent portion	$16,421

    The capital leases bear interest ranging from 12.5% to 27%, per year.

b.  Operating Lease Obligations

  Plant Lease

    The Company leases its bottling facility and surrounding property, including the water source and pumping equipment from an affiliate, under a 50 year lease. The lease can be renewed at the Company's option for an additional 50 years. The lease includes the following provisions:

    Rent is the greater of $5,335 per month (Base Rent), adjusted every five years based upon changes in the consumer price index in Hawaii, as defined, or two percent of the Company's net revenue, as defined.

    The lease entitles the Company to exclusive use of the water source, except that the lessor may draw up to 50% of the water flow for use in beverage production other than the sale of natural water. The Company believes the remaining 50% is adequate for the current and projected future needs of the Company's business.

    During 2000, the Company incurred approximately $4,000 for leasehold improvements to this property.

  Warehouse Lease

    On February 1999, the Company entered into a one-year lease for warehouse space located near its bottling plant with lease payments of $2,560 per month. In January 2000, this lease was terminated and the warehouse space was replaced with a prefabricated warehouse erected on the Company's leased bottling facility property.

  Office Lease

    In October 1996, the Company entered into a three-year office and warehouse lease in Honolulu, with a renewal option. Monthly rental payments were $3,000 through November 1997. Thereafter, monthly rental payments were $4,000. Commencing October 1, 1999 the Company entered into a 45 month lease of office and warehouse space in Pearl City, containing approximately 13,500 square feet of warehouse and 1,500 square feet of office space. Terms of the lease provided for no rental fee for the first month. Thereafter, monthly payments are $6,800 through May 2001, $7,800 through May 2002, and $8,800 through May 2003.

    On December 2000, the Company relocated its accounting and administrative operations to its bottling plant in Keaau on the Big Island. In January 2001, the Company entered into an agreement to sublease 11,770 square feet of its Pearl City office space. The sublease is for a 29 month period, ending on May 31, 2003, and the monthly sublease income is $7,062.

    On July 1, 1999 the Company entered in to a month-to-month rental agreement for 5,043 square feet of manufacturing and office space for its Ali'i home and office delivery business in Kailua-Kona, Hawaii. The lease is terminable on a 14 day advance notice. Monthly payments are $2,747.

    The Company incurred approximately $203,000 and $184,000 in lease expense under all existing facility lease agreements in 2000 and 1999, respectively.

    The future minimum lease payments for the plant, warehouse and office leases as of December 31, 2000 were as follow:

2001	$167,428
2002	172,428
2003	110,828
2004	66,828
2005	66,828
Thereafter	2,522,757

$3,107,097

    The future sublease income for the Pearl City office and warehouse space are as follow:

2001	$84,744
2002	84,744
2003	35,310

$204,798

c.  Sponsorship and Sales Agreement

    In June 1999, the Company entered into a five year sponsorship and beverage sales agreement with the USS Missouri Memorial Association, Inc., a nonprofit corporation which operates the Battleship Missouri Memorial (the "Missouri") as a visitor attraction at Pearl Harbor, Hawaii. Under the terms of this agreement, the Company became an official sponsor of the Missouri, and agreed to supply bottled water and vending machines to the Missouri, in exchange for a license to certain of Missouri's trademarks for use in various marketing and promotional activities, and a lease of space for the operation of vending machines at the Missouri. The aggregate sponsorship fee is $100,000, payable $20,000 annually in monthly installments of $1,667. Additionally, the Company is obligated to provide cash and in-kind support for events promoting the Missouri in an aggregate amount of $432,500 (none of which had been provided as of December 31, 2000). In July 2001, the Company has the option to re-negotiate or terminate the agreement if the prior 12 month sales of the Company's bottled water to the Missouri are less than $144,000. In February 2001, based on sales to date, the Company advised the Missouri that it intends to exercise its right to re-negotiate or terminate this agreement. As of December 31, 2000, the Company has accrued approximately $12,000 for unpaid sponsorship fees. In the opinion of management, the outcome of the re-negotiation or termination will not have a material adverse effect on the financial statements.

d.  Co-Packing Agreement

    In June 1999, the Company entered into a five year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of herbal beverages. On September 13, 1999, the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services. The agreement was recorded as an asset on the Company's accounting records in the amount of $150,000. Initially, $43,750 was allocated to the common stock account (based on the aggregate market value of the 100,000 common shares issued) and the balance ($106,250) was allocated to common stock options. The agreement provided that in the event the market price (as defined) of the Company's common stock on the first anniversary of the date of issuance was less than $1.50 per share, the Company would issue, for no additional consideration, sufficient additional shares of common stock to bring the then market value of all shares issued (including the initial 100,000 shares) up to $150,000. Pursuant to this provision, on September 13, 2000, the Company issued an additional 700,000 shares of common stock to the principals of the Bottler. Upon issuance of these additional 700,000 shares, the $106,250 initially allocated to common stock options was reclassified to the common stock account.

11.  Acquisition of Intangible Asset

    In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to a line of herbal beverages. The acquisition cost and related trademark registration expenses have been capitalized and are being amortized over a five year period.

12.  Significant Customer

    For the years ended December 31, 2000 and 1999 approximately 49% and 47%, respectively, of the Company's sales were made through one Hawaii distributor. No other single customer accounted for greater than 10% of sales.

13.  Segment Information

    For the years ended December 31, 2000 and 1999, the Company had the following sales by business segment:

	2000	%	1999	%
PET products	$2,795,000	76	$2,903,000	95
Home & office delivery	598,000	16	147,000	5
XEN herbal beverage products	288,000	8	—	—

	$3,681,000	100	$3,050,000	100

    Included in the home and office delivery sales for the year ended December 31, 2000 are $280,132 of sales of Aloha products. The acquisition of Aloha was rescinded in December 2000 (see Note 4).

    The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the years ended December 31, 2000 and 1999, the Company had the following sales by geographic region:

	2000	%	1999	%
Hawaii	$3,227,000	88	$2,690,000	88
International	130,000	4	273,000	9
United States Mainland	324,000	8	87,000	3

	$3,681,000	100	$3,050,000	100

14.  401 K Plan

    In 1999, the Company established a defined contribution retirement plan (the Plan) governed under Section 401(k) of the Internal Revenue Code. In 2000, prior to implementation of the Plan, the Company determined that based on the Company's current financial condition, it would not be prudent to proceed with the Plan. In December 2000 the Plan was terminated.

15.  Subsequent Events

  Issuance of Stock to Amcon

    In February 2001, the Company issued 750,000 shares of common stock to Amcon at $.40 per share for an aggregate equity investment of $300,000. These shares will participate in the Merger consideration (see Note 5). Amcon now owns approximately 9.5% of the Company's common stock.

  Equipment Lease

    The Company has ordered new blow molding and related equipment for installation at the Company's bottling facility. The Company expects this equipment, which will be fully operational by August 2001, to significantly enhance the efficiency of its bottling operations. The equipment was acquired by Amcon in its own name. Upon installation, the Company expects to lease this equipment from Amcon, on terms to be agreed upon. This lease is expected to be accounted for as an operating lease.

16.  Quarterly Data (Unaudited)

    In the opinion of management, the following unaudited, quarterly data reflects all adjustments (consisting primarily of normal recurring adjustments) considered necessary to fairly present the Company's results of operations in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

	1999 Quarter Ended*
	March 31	June 30	September 30 (As Restated)	December 31
	(Unaudited)
Net Sales	$485,805	$742,739	$929,880	$891,959
Cost of Sales	448,645	516,946	709,988	788,824

Gross Margin	37,160	225,793	219,892	103,135
Expenses
General and Administrative	284,911	343,472	423,584	384,247
Selling and Marketing	149,055	175,311	169,342	167,581

	433,966	518,783	592,926	551,828
Other Income (Expenses)
Interest Income	3,391	1,166	3,933	2,025
Interest Expense	(23,133)	(16,967)	(18,223)	(22,612)

	(19,742)	(15,801)	(14,290)	(20,587)

Net Loss	$(416,548)	$(308,791)	$(387,324)	$(469,280)

Preferred Stock Dividend (**)	—	—	(312,500)	(103,879)
Net Loss Applicable to Common Shareholders	$(416,548)	$(308,791)	$(699,824)	$(573,159)

Basic and Diluted Net Loss Per Share	$(0.10)	$(0.08)	$(0.16)	$(0.11)

Weighted Average Shares Outstanding	4,070,619	4,079,563	4,395,155	5,357,053

	2000 Quarter Ended*
	March 31 (As Restated)	June 30	September 30	December 31
	(Unaudited)
Net Sales	$1,024,692	$1,173,421	$944,999	$537,914
Cost of Sales	799,982	955,964	661,677	565,537

Gross Margin	224,710	217,457	283,322	(27,623)
Expenses
General and Administrative (***)	434,118	408,657	281,420	465,080
Selling and Marketing	225,747	316,452	217,451	140,635

	659,865	725,109	498,871	605,715
Other Income (Expense)
Impairment Charge	—	(903,094)	(122,841)	—
Interest Expense	(21,010)	(56,667)	24,076	(66,428)

Net Loss	$(456,165)	$(1,467,413)	$(314,314)	$(699,766)

Preferred Stock Dividend	$(35,500)	$(28,045)	$(49,700)	$(23,453)
Net Loss Applicable to Common Shareholders	$(491,665)	$(1,495,458)	$(364,014)	$(723,219)

Basic and Diluted Net Loss Per Share	$(0.08)	$(0.22)	$(0.05)	$(0.09)

Weighted Average Shares Outstanding.	5,883,760	6,759,582	7,041,501	7,682,761

*
Results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

**
The preferred stock dividend of $312,500 results primarily from the amortization of the preferred stock beneficial conversion feature and the redemption of preferred shares that should have been recorded in the September 30 quarter.

***
The common stock executive bonus issued in January 2000, which was rescinded in December 2000, has been restated at its intrinsic value on date of grant. This resulted in a $59,380 expense reduction from the $100,000 value previously recorded in the March 31 quarter.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
HAWAIIAN NATURAL WATER COMPANY, INC. BALANCE SHEET DECEMBER 31, 2000
HAWAIIAN NATURAL WATER COMPANY, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
HAWAIIAN NATURAL WATER COMPANY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
HAWAIIAN NATURAL WATER COMPANY, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
HAWAIIAN NATURAL WATER COMPANY, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2000