Form 10QSB
period 2001-03-31
HAWAIIAN NATURAL WATER CO INC
filed 2001-05-15
CIK 1025787

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-29280

HAWAIIAN NATURAL WATER COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

HAWAII (State or jurisdiction of incorporation or organization)	99-031484 (I.R.S. Employer Identification Number)
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

YES /x/        NO / /

The issuer had issued and outstanding 7,935,982 shares of Common Stock on May 11, 2001. Transitional Small Business Disclosure Format (check one):

YES / /        NO /x/

TABLE OF CONTENTS

10QSB

Balance Sheet	1
Income Statement	2
Statement of Stockholders Equity	3
Cash Flow Statement	4
Notes to Financial Statements	5
Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II
ITEM 3	15
ITEM 4	15

i

Hawaiian Natural Water Company, Inc.

Balance Sheet

March 31, 2001
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,727
Inventories	437,848
Trade accounts receivable, net of allowance for doubtful accounts of $39,196	393,616
Due from officers	21,842
Other current assets	67,904

Total Current Assets	939,937
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,074,684	2,186,522
CO-PACKING AGREEMENT, net of accumulated amortization of $45,000	105,000
INTANGIBLE ASSET, net of accumulated amortization of $47,318	111,831

Total Assets	$3,343,290

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,072,694
Operating account overdraft	52,085
Accrued professional fees	117,903
Accrued vacation, payroll and related taxes	92,144
Mandatorily redeemable preferred stock	150,000
Accrued commissions and billbacks	205,004
Other current liabilities	158,016
Notes payable—current portion	961,863
Capital lease obligation—current portion	26,410

Total Current Liabilities	2,836,119

NON-CURRENT LIABILITIES:
Capital lease obligation—net of current portion	11,062
Notes payable—net of current portion	177,536
Other	41,380

Total Non-Current Liabilities	229,978

Total Liabilities	3,066,097

STOCKHOLDERS' EQUITY:
Preferred Stock, $1 par value; 5,000,000 shares authorized: no shares issued or outstanding	—
Common stock, no par value; 20,000,000 shares authorized; 7,982,982 shares issued and outstanding	9,912,446
Common stock warrants and options; 5,623,458 issued and outstanding	3,680,765
Accumulated Deficit	(13,316,018)

Total Stockholders' Equity	277,193

Total Liabilities and Stockholders' Equity	$3,343,290

The accompanying notes are an integral part of these financial statements

Hawaiian Natural Water Company, Inc.

Statements of Operations

For the Three Months Ended March 31, 2000 and 2001
(Unaudited)

	Three Months* Ended March 31,
	2000	2001
	(As Restated)
NET SALES	$1,024,692	$820,719
COST OF SALES	799,982	733,588

Gross Margin	224,710	87,131
EXPENSES:
Selling and Marketing	225,747	119,355
General and Administrative**	434,118	281,864

	659,865	401,219
INTEREST EXPENSE	(21,010)	(33,515)

NET LOSS	$(456,165)	$(347,603)
Preferred stock dividend	(35,500)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(491,665)	(347,603)

Basic and Diluted
Net Loss Per Share:	$(0.08)	$(0.05)

Weighted Average Common Shares Outstanding	5,883,760	7,674,730

*
Results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

**
The common stock executive bonus issued in January 2000, that was rescinded in December 2000, has been restated at its intrinsic value on date of grant. This resulted in a $59,380 expense reduction from the $100,000 value previously recorded in the March 31, 2000 Quarter.

The accompanying notes are an integral part of these financial Statements

Hawaiian Natural Water Company, Inc.

Statement of Stockholders' Equity

For the Three Months Ended March 31, 2001
(Unaudited)

	Common Stock		Common Stock Warrants and Options		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2000	7,185,966	$9,612,446	5,595,558	$3,669,035	—	—	$(12,968,415)	$313,066 ']
Sale of common stock to Amcon Distributing Company February 1, 2001	750,000	300,000	—	—	—	—	—	300,000 ']
Issuance of common stock options to non-employee directors January 1, 2001	—	—	900	—	—	—	—	—
Issuance of common stock Options to marketing Consultants	—	—	27,000	11,730	—	—	—	11,730
Issuance of common stock pursuant to Co-Packing Agreement	16	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(347,603)	(347,603)

BALANCE AT MARCH 31, 2001	7,935,982	$9,912,446	5,623,458	$3,680,765	—	—	$(13,316,018)	$277,193

The accompanying notes are an integral part of these financial Statements

Hawaiian Natural Water Company, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2000 and 2001
(Unaudited)

	Three Months Ended March 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456,165)	(347,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,791	99,437
Issuance of common stock and options to consultants and distributors	20,486	11,730
Bonus compensation to executive officer	40,620	—
Amortization of debt discount	8,658	5,772
Net increase (decrease) in current assets	(73,823)	3,154
Net increase in current liabilities	226,801	62,058

Net cash used in operating activities	(139,632)	(165,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,038)	(15,600)
Cash added in merger with Aloha Water Company, Inc.	183,111	—

Net cash provided by (used in) investing activities	128,073	(15,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of preferred stock and common stock warrants	100,000	—
Net proceeds from sale of common stock to Amcon	—	300,000
Net proceeds from private placement of common stock and common stock warrants	100,000	—
Net proceeds from exercise of common stock	51,000	—
Redemption of preferred stock	(100,000)	—
Repayments of notes payable	(7,411)	(105,527)
Repayment of principal on capital leases	(8,331)	(9,324)

Net cash provided by financing activities	135,258	185,149

NET INCREASE IN CASH AND CASH EQUIVALENTS	$123,699	4,097
CASH AND CASH EQUIVALENTS, beginning of period	8,988	14,630

CASH AND CASH EQUIVALENTS, end of period	$132,687	18,727

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
MERGER WITH ALOHA WATER COMPANY, INC. WITH COMMON STOCK AND NOTES	$1,314,769	—

PREFERRED SHAREHOLDER DIVIDENDS	$35,500	—

The accompanying notes are an integral part of these financial statements

HAWAIIAN NATURAL WATER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(UNAUDITED)

1.  GENERAL

    The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc., (the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 2000 of Hawaiian Natural Water Co., Inc. and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

    In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at March 31, 2001, the results of its operations for the three month periods ended March 31, 2001 and 2000, and the cash flows for the three month periods ended March 31, 2001 and 2000, in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

  Organization and Going Concern

    Hawaiian Natural Water Company, Inc. (the "Company") was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in Hawaii, the United States mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.

    In June 1999 the Company acquired certain assets of Ali'i Water Bottling Co., Inc., which extended the Company's product line to include (1) premium purified bottled water, and (2) the home and office large bottle (3 gallon and 5 gallon) delivery market. This business is concentrated in the Kailua-Kona area of the Big Island of Hawaii.

    In January 2000, the Company introduced a line of herbal beverages under the "East Meets West XEN™" name. The beverages are manufactured for the Company pursuant to a co-packing agreement with a Los Angeles area bottler (see Note 6 to the financial statements). Sales efforts to date have concentrated in Southern California, Hawaii and the Vancouver, Canada area.

    In March 2000, the Company acquired Aloha Water Company Co. Inc., a distributor of purified water in the home and office market in the Honolulu area. This acquisition was subsequently rescinded in December, 2000 (see Note 7).

    In November 2000, the Company agreed to be acquired by Amcon Distributing Company, an Omaha, Nebraska based distributor, by means of a merger of the Company into a wholly owned subsidiary of Amcon (see Note 8).

    Since the execution of the merger agreement, the Company has been substantially dependent upon Amcon for its financing requirements. If the merger agreement were terminated for any reason, the Company would likely not be able to continue as a going concern.

    As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows from operations since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significant levels of sales. To date, the Company has been unable to generate cash flow sufficient to support its operations. Additionally, the Company has past due accounts payable of approximately $910,000 and mandatorily redeemable preferred stock and notes payable amounts due in near term of approximately $1,112,000. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

  Gross Margin

    The Company's plant currently has a normal production capacity of approximately 200,000 cases per calendar quarter. The Company is currently operating its plant at approximately 58 percent of this capacity. Since a significant portion of the Company's cost of sales includes fixed production costs, the Company anticipates higher gross margins as production and sales increase.

2.  LOSS PER SHARE

    Basic and Diluted Loss Per Share is computed by dividing the Net Loss (adjusted for preferred dividends) by the Weighted Average Common Shares Outstanding during the period. The Weighted Average Common Shares Outstanding during the three month period ended March 31, 2001 were 7,674,730 compared to 5,883,760 for the three month period ended March 31, 2000.

    The Company's Basic and Diluted Loss Per Share is the same for the first quarter of both 2000 and 2001 in that any exercise of stock options or warrants would have been anti-dilutive.

3.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. As of March 31, 2001, inventories were comprised of the following:

Raw materials	$241,174
Finished goods	196,674

$437,848

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

6.  CO-PACKING AGREEMENT

    In June 1999, the Company entered into a five year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of herbal beverages. On September 13, 1999, the Company issued 100,000 shares of common stock to the principals of the Bottler in partial consideration for these services which were recorded as an asset on the Company's accounting records in the amount of $150,000, based on the fair value of the securities issued.

7.  ACQUISITION OF ALOHA WATER COMPANY, INC. AND IMPAIRMENT CHARGE

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

    In August, 2000 the holders of the Aloha note declared a default for failure to make certain interest payments, and foreclosed on their collateral, which was all of the stock of Aloha. As a result, the Company wrote off its investment in Aloha, the related goodwill and the Aloha note.

    In December 2000, the parties agreed to rescind the acquisition, as a result of which Aloha returned the Aloha note and the 750,000 shares of the Company's common stock. The fair value of the Company's shares returned was not material.

8.  AMCON MERGER

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

    The Company anticipates completion of the Merger by August 31, 2001. However, the Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

9.  NOTES PAYABLE

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

    In September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortized the resulting discount to interest expense using the effective interest method over the term of the loan. In October 2000, the Company negotiated a restructuring of the $189,000 installment due on September 30, 2000, so as to extend the payment over six months. This installment was paid in full as of May 11, 2001. There are currently two equal installments of $165,000 (plus interest) due on this promissory note on September 30, 2001 and 2002.

    In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Kea'au. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5 year note, with monthly payments aggregating $22,995, including interest.

    The following summarizes the Company's notes payable as of March 31, 2001:

First Amcon note	350,000
Second Amcon note	400,000
Equipment note payable	385,414
Less: Unamortized discount	(13,336)

Net notes payable	1,122,078
Vehicle installment note payable	2,018
Warehouse note payable	15,303

Subtotal—notes payable	1,139,399
Less: Current portion	(961,863)

Non-current portion	$177,536

10. STOCK OPTIONS

    The total number of Common Stock warrants and options shown at March 31, 2001 excludes an aggregate of 438,367 options outstanding at such date held by officers and employees of the Company. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. All employee stock options outstanding at March 31, 2001 had an original exercise price of $4.00 per share. In February 2000, the Company reduced the exercise price of the options held by all active employees to $2.00 per share.

    Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable.

11. SEGMENT INFORMATION

    For the three months ended March 31, 2001 and 2000, the Company had the following sales by business segment:

	2000	%	2001	%
PET products	$778,697	76	$710,143	86
Home & office delivery	82,970	8	78,821	10
XEN herbal beverage products	163,025	16	31,755	4

	$1,024,692	100	$820,719	100

    The Company sells its product directly to certain foreign distributors. All sales are made in U.S. dollars. For the three months ended March 31, 2001 and 2000, the Company had the following sales by geographic region:

	2000	%	2001	%
Hawaii	$964,991	94	$746,007	91
U. S. Mainland	59,701	6	45,813	6
International	—	—	28,899	3

	$1,024,692	100	$820,719	100

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

    In August 1999, the investor converted six shares of Series A preferred into an aggregate of 11,429 shares of common stock. In September 1999, the Company entered into a standstill agreement with the investor, pursuant to which the investor agreed not to convert any additional shares of Series A preferred and granted the Company an option to redeem the outstanding shares. This standstill agreement was extended continuously until November 2, 2000. Pursuant to this standstill arrangement, the Company redeemed an aggregate of (i) 925 shares of Series A preferred stock for an aggregate of $808,750 in 1999, (ii) 100 shares for an aggregate of $100,000 during the first quarter of 2000, (iii) 79 shares for an aggregate of $79,000 during the second quarter of 2000, and (iv) the remaining 140 shares for an aggregate of $140,000 in October 2000. There are currently no Series A preferred shares outstanding.

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

    b.  Series B Convertible Mandatorily Redeemable Preferred Stock

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

    The market price of the common stock was less than $1.50 on the first anniversary date, and the investor has delivered to the Company a notice of redemption with respect to all of the outstanding Series B preferred stock. The Company recorded the $50,000 redemption premium as a preferred stock dividend and classified the original $100,000 of mandatorily redeemable preferred stock as currently payable as of March 31, 2001 in the accompanying Financial Statements.

    c.  Issuance of Stock to Amcon

    In February 2001, the Company issued 750,000 shares of common stock to Amcon at $.40 per share for an aggregate equity investment of $300,000. These shares will participate in the Merger consideration (see Note 8).

13. SUBSEQUENT EVENTS

  Equipment Note Payable

    In May 2001, on behalf of the Company, Amcon paid $55,964 to the equipment promissory note holder, which represents the principal and interest balance then due. The principal portion of the amount paid by Amcon is included in the current portion of notes payable at March 31, 2001.

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

    The Company anticipates completion of the Merger by August 31, 2001. However, the Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

  Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000

    Net Sales.  Net sales decreased 20% to approximately $821,000 for the three months ended March 31, 2001 (the "2001 Quarter") from approximately $1,025,000 for the three months ended March 31, 2000 (the "2000 Quarter"). $710,000 (86%) of net sales for the 2001 Quarter were derived from sales of PET products; $79,000 (10%) were derived from home and office delivery products, and $32,000 (4%) were derived from sales of East Meets West XEN ("XEN") products. The decrease in net sales was due primarily to a $117,000 reduction (79%) in net sales of XEN products, a $83,000 reduction (10%) in PET sales. and a $4,000 reduction (5%) in home and office delivery sales. The decrease in XEN net sales is attributable to a 68% reduction in case sales to approximately 3,000 cases in the 2001 Quarter as compared to approximately 10,000 cases in the 2000 Quarter, and an increase in sales discounts. The decrease in PET net sales is attributable to a 12% reduction in case sales to approximately 116,000 cases in the 2001 Quarter as compared to approximately 131,000 cases in the 2000 Quarter, partially offset by an increase in per case selling prices in the 2001 Quarter and an approximately 50% reduction in promotional allowances in the 2001 Quarter. Sales in the Hawaiian market accounted for 91% of PET sales in the 2001 Quarter as compared to 94% in the 2000 Quarter. U.S. Mainland sales accounted for 6% of PET sales in the 2001 Quarter compared to 6% in the 2000 Quarter. International sales accounted for 3% of PET sales in the 2001 Quarter compared to no International sales in the 2000 Quarter. Essentially all of the XEN sales in the 2001 Quarter were made in California and Vancouver, B.C.; in the 2000 Quarter, 50% of XEN sales were made in Hawaii and 50% were made in California. Due to severe capital constraints, the Company allocated very limited resources to the marketing and promotion of XEN products in the 2001 Quarter. As a result, sales in the 2001 Quarter were substantially less than in the 2000 Quarter.

    Cost of Sales.  The Company's aggregate cost of sales decreased 8% to approximately $734,000 in the 2001 Quarter from approximately $800,000 in the 2000 Quarter. The decrease in cost of sales in the 2001 Quarter as compared to the 2000 Quarter is attributable to (i) a $26,000 increase in PET cost of sales, primarily due to reduced PET case sales, partially offset by increases in direct and indirect manufacturing expenses, (ii) an approximately $36,000 decrease (41%) in cost of sales associated with home and office delivery sales resulting from a reduction in wages, direct product costs, and repairs and maintenance, and (iii) an approximately $57,000 decrease (61%) in cost of sales associated with XEN product sales resulting from the reduction in case sales of XEN products.

    Selling and Marketing.  Selling and marketing expenses decreased 47% to approximately $119,000 in the 2001 Quarter from approximately $226,000 in the 2000 Quarter. This reduction in expenses was realized in all divisions: (i) a $41,000 reduction (64%) in the PET division, (ii) a $31,000 reduction (55%) in the XEN division, (iii) a $18,000 reduction (36%) in the home and office delivery business division, and (iv) a $17,000 (30%) reduction in the corporate selling and marketing expenses. These reductions were all directly related to the reduction in sales during the 2001 Quarter as compared to the 2000 Quarter.

    General and Administrative.  General and administrative expenses decreased 35% to approximately $282,000 in the 2001 Quarter from approximately $434,000 in the 2000 Quarter. This reduction in expenses was primarily the result of a $127,000 reduction (33%) in corporate expenses and a $23,000 reduction (89%) reduction in XEN division expenses. $40,620 of this decrease is attributable to a bonus paid to the company's chief executive in the 2000 Quarter. No bonus was paid in the 2001 Quarter. The balance of the decrease is attributable to manpower reductions, a decrease in corporate office rent expense resulting from the sublease of a portion of its Pearl City office space, a decrease in bad debts expense, and a decrease in professional fees.

    Other (Expense).  Other (Expense) was approximately $(34,000) in the 2001 Quarter compared to approximately $(21,000) in the 2000 Quarter. This increase is attributable to interest related to the two AMCON notes entered into in September and October 2000.

    Net Loss and Net Loss Per Share.  Due to the foregoing, the Company incurred a net loss of $(347,603), or $(.05) per share, in the 2001 Quarter compared to a net loss of $(456,165), or $(.08) per share, in the 2000 Quarter. Weighted Average Shares Outstanding were 5,883,760 in the 2001 Quarter compared to 5,883,760 in the 2000 Quarter. Taking into account preferred dividends in the 2000 Quarter (none for the 2001 Quarter) the net loss available to common shareholders was $(491,665), or $(.08) per share.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were approximately $19,000 at March 31, 2001, compared to approximately $15,000 at December 31, 2000. During the first quarter of 2001, the Company received investment proceeds aggregating $300,000 from Amcon, offset by losses from operating activities ($165,000), purchase of property and equipment ($16,000) and repayment of notes and capital leases ($115,000). In February 2001, Amcon invested $300,000 in the Company through the purchase of 750,000 shares of Common Stock at a purchase price of $.40 per share. These shares will participate in the Merger consideration. The Company is currently negotiating additional equity investments by Amcon in amounts up to $500,000 for working capital pending completion of the Merger. It is anticipated that any shares of Common Stock issued to Amcon in connection with this investment will participate in the Merger consideration. The Company is currently substantially dependent upon funding from Amcon to sustain its operations. If Amcon fails to make additional financing available or if the Merger is not completed for any reason, the Company will likely not be able to continue as a going concern.

    The Company has previously issued two promissory notes to Amcon (the "Amcon Notes") in the aggregate principal amount of $750,000. The due date of the Amcon Notes is currently May 31, 2001. The Company anticipates an extension of the due date to August 31, 2001. The Company also has outstanding a promissory note (the "Equipment Note") to the vendor of its existing blow molding machine. The aggregate principal amount currently outstanding under the Equipment Note is $330,000, due in two equal installments of $165,000 (plus interest) on September 30, 2001 and 2002. The Company previously renegotiated the payment terms of a $189,000 installment originally due on September 30, 2000 to extend the payment over six months. This installment has been paid in full as of May 2001.

    The Company recently ordered a new blow molding machine and related equipment with an aggregate purchase price of approximately $1,500,000 for installation at the Company's bottling facility. This equipment, which is expected to be operational by August 2001, should enable the Company to reduce its production costs of finished bottles in an amount sufficient to enable the Company to reach break-even in its PET operations. This equipment has been acquired by Amcon in its own name. Upon installation, this equipment will be leased from Amcon on terms to be agreed upon. This lease will be accounted for as an operating lease. The Company does not anticipate any significant additional capital expenditures prior to the anticipated completion date of the Merger.

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

PART II: OTHER INFORMATION

ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) In the first quarter of 2001, the Company issued an aggregate of 750,000 shares of Common Stock to Amcon Distributing Company.

    The Company also granted to its non-employee directors as directors fees non-qualified stock options to purchase an aggregate of 900 shares of common stock. Additionally in the first quarter of 2001, the Company granted 27,000 non-qualified stock options to certain marketing consultants. All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS

  (a)
  Exhibits

Exhibit Number	Description
2.1	Second Amended and Restated Agreement and Plan of Merger among Amcon Distributing Company ("Amcon"), Amcon Merger Sub, Inc., and the Registrant, dated February 1, 2001
10.1	Subscription Agreement between the Registrant and Amcon for the issuance of 750,000 shares of Common Stock.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN NATURAL WATER COMPANY, INC. (Registrant)

May 14, 2001	By:	/s/ MARCUS BENDER Marcus Bender President & Chief Executive Officer

May 14, 2001	By:	/s/ WILLARD D. IRWIN Willard D. Irwin Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Second Amended and Restated Agreement and Plan of Merger among Amcon Distributing Company ("Amcon"), Amcon Merger Sub, Inc., and the Registrant, dated February 1, 2001
10.1	Subscription Agreement between the Registrant and Amcon for the issuance of 750,000 shares of Common Stock.

QuickLinks

Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II: OTHER INFORMATION
  ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS