Form 10KSB/A
period 2000-12-31
HAWAIIAN NATURAL WATER CO INC
filed 2001-08-06
CIK 1025787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Registration Statement on Form SB-2 (File No. 333-18289) is incorporated by reference into this Report.

   Transitional Small Business Disclosure Format (check one): YES / /  NO /x/

    This Amendment No. 1 to the Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000 contains the information required by Items 9-12 of Part III of the Form, which was omitted from the original filing pursuant to General Instruction E of the Form.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Directors and Executive Officers.  Set forth below is certain information, as of July 23, 2001, concerning the Company's directors and executive officers. Each of the Company's directors was elected at the Company's Annual Meeting of Stockholders for 2000 held on June 13, 2000. There are no family relationships among any of the Company's directors or executive officers.

Name	Age	Position with the Company
Marcus Bender	52	President, Chief Executive Officer and Director since September 1994
Willard D. Irwin	57	Treasurer and Chief Financial Officer
Raymond M. Riss	57	Executive Vice President — Sales and Marketing
Tate Robinson	53	Vice President — Administration
Brian Barbata	55	Secretary and Director since September 1994
Michael Chagami	48	Director since August 1996
Wilhelm Kuhlmann	59	Director since May 2000

    Mr. Bender has been President, Chief Executive Officer and a director of the Company since its formation in September 1994. He has also been President of Hawaii Brewery Development Co., Inc. ("HBDC"), the lessor of the Company's bottling facility, since its formation in 1986, and President and sole owner of Bender Consulting, Inc. ("BCI"), since its formation in March 1990. BCI provides consulting services with respect to the import and export of beverage dispensing equipment. Mr. Bender has been involved in the beverage industry in Hawaii since 1981, when he founded South Pacific Beverages, Ltd. for the purpose of importing and distributing Hinano Beer from Tahiti.

    Mr. Irwin has been Treasurer and Chief Financial Officer of the Company since June 1999. From December 1997 until June 1999, he served as Controller of the Company. From January 1995 until joining the Company, he served as Chief Financial Officer of Hawaiian Communications, Inc., a telecommunications company in Hawaii. From September 1992 until September 1995, he served as Controller of Voyager Submarine, Inc., a tourism company in Hawaii. Prior thereto, he served as the president and majority stockholder of several entrepreneurial ventures in Hawaii and Asia. From 1970 to 1977, he was associated with Price Waterhouse Coopers as an audit manager. Mr. Irwin received his MBA degree from California State University; he is a certified public accountant.

    Mr. Riss has been Executive Vice President—Sales and Marketing of the Company since February 1998. From July 1996 until his election as an officer of the Company, Mr. Riss served as a marketing consultant to the Company. From April 1993 through April 1996, he served as Executive Vice President—Marketing and Sales of Mauna Loa Macadamia Nut Co., Honolulu, Hawaii. Prior thereto, he served in various management positions with Borden, Inc., Columbus, Ohio, for fourteen years. Prior to joining Borden, Inc., he served as a Group Marketing Manager for E & J Gallo Winery.

    Mr. Robinson has been Vice President—Administration of the Company since its formation in September 1994. Mr. Robinson has been instrumental in the design and retrofitting of the Company's bottling facility and currently serves as plant manager for the Company's bottling facilities on the Big Island. Prior to joining the Company, Mr. Robinson was Vice President—Operations of HBDC and Vice President—Operations of Hawaiian Water Partners, an inactive partnership formed for the purpose of distributing sparkling natural water in Hawaii.

    Mr. Barbata has been Secretary and a director of the Company since its formation in September 1994. He has also been Vice President of HBDC since its formation in 1986. Mr. Barbata is President and a founding stockholder of Inter Island Petroleum, Inc., a Hawaii petroleum distributor. Prior to founding Inter Island Petroleum in 1988, he served in various management capacities for eight years with Pacific Resources, Inc., a major oil refining and distributing company in Hawaii. Mr. Barbata is also a director of other privately held companies based in Hawaii.

    Mr. Chagami has been a director of the Company since August 1996. He has been Treasurer of HSC, Inc., a holding company with interests in automobile dealerships, shopping centers and financial services in Hawaii, for more than five years. HSC, Inc. is a principal stockholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" below.

    Mr. Kuhlmann has been Managing Director and majority shareholder of Collectibles Trading plc, a dealer in collectible stock and bond certificates, since 1990. Since 1999, he has also been financial advisor to Bond Exam & Deposit Corp., Ltd., a Bahamian corporation specializing in the authentication of foreign bond certificates. He is a director of NatureSecrets.com AG, a Swiss distributor of health food supplements formed in January 2000. Since September 1999, Mr. Kuhlmann, directly or through associates or affiliated entities, has invested approximately $1.28 million in equity securities of the Company. In connection with such investment, the Company has agreed to nominate Mr. Kuhlmann (at his request) for election to the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" below.

    Audit Committee. The Board of Directors maintains an Audit Committee composed of at least two (2) non-employee directors, currently Messrs. Barbata and Chagami. The Audit Committee meets with the Company's independent accountants at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the selection of independent accountants; and receives and considers the accountants' comments with respect to the adequacy of internal controls and staff and management performance and procedures in connection with financial reporting.

    Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and officers and persons who own more than 10% of the Company's Common Stock (a "10% Owner") to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon its review of such forms, the Company believes that Wilhelm Kuhlmann, a 10% Owner and a director of the Company since May 2000, filed his Form 3 late and did not file a Form 4 with respect to certain warrant exercises in the second and third quarters of 2000. The Company believes that Marcus Bender filed a Form 4 late with respect to a bonus grant of 350,000 shares of Common Stock and the rescission of a prior purchase of 100,000 Units in December 2000. The Company also believes that none of Messrs. Irwin, Riss or Robinson filed a Form 4 with respect to a bonus grant to each of them of 10,000 shares of Common Stock in August 2000.

    ITEM 10. EXECUTIVE COMPENSATION

    Summary Compensation Table.  The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its Chief Executive Officer for services rendered to the Company during the fiscal years ended December 31, 2000, 1999 and 1998, respectively. No other executive officer received compensation in excess of $100,000 in any such year.

Long-Term Compensation Awards Securities Underlying Options
Annual Compensation
Name and Position	Year	Salary		Bonus			Other Annual Compensation
Marcus Bender President and Chief Executive Officer	2000 1999 1998	$ $ $	150,000 150,000 150,000	$ $	61,250(1 100,000(1 —	) )	$ $ $	17,336(2 24,626(3 35,002(4	) ) )	—(5 —(5 —(5	) ) )

(1)
Pursuant to his employment agreement with the Company, entered into in October 1996, Mr. Bender is entitled to receive an annual bonus of up to $100,000 in the event that the Company meets certain performance goals to be established by the Board of Directors. No bonus was awarded to Mr. Bender for 1998. A $100,000 bonus was awarded to Mr. Bender for 1999, which was paid in January 2000, subject to the condition that Mr. Bender invest the proceeds in certain equity securities then being offered by the Company. See "Item 12. Certain Transactions" below. In December 2000, this bonus payment and the related purchase of securities were rescinded with the mutual consent of the Company and Mr. Bender. The Company awarded Mr. Bender a $61,250 bonus for 2000, payable in shares of Common Stock of the Company, valued at their then current market price of $.175 per share, for an aggregate grant of 350,000 shares. See "Employment Agreement" below.

(2)
Includes $1,407 in vacation pay, $8,564 in allowance for automobile expenses and insurance and $7,365 in medical insurance coverage for Mr. Bender and his family.

(3)
Includes $9,138 in vacation pay, $8,450 in allowance for automobile expenses and insurance and $7,038 in medical insurance coverage for Mr. Bender and his family.

(4)
Includes $19,897 in vacation pay, $8,450 in allowance for automobile expenses and insurance and $6,655 in medical insurance coverage for Mr. Bender and his family.

(5)
In October 1996, Mr. Bender was granted options to purchase an aggregate of 150,000 shares of Common Stock of the Company, subject to vesting over a three-year period. As of December 31, 2000, all of such options were vested. Such options are exercisable at any time prior to October 10, 2001, in cash or by means of "cashless exercise." The original exercise price of the options on the date of grant was $4.00 per share (subject to adjustment in the event of stock splits, stock dividends and the like). In February 2000, the Company reduced the exercise price of the options to $2.00 per share. All other terms and conditions of the options remained unchanged. None of these options have been exercised.

    Fiscal Year-End Option Values.  The following table sets forth information with respect to options to purchase Common Stock of the Company held by the Company's Chief Executive Officer at December 31, 2000. No options were granted by the Company to, or were exercised by, the Chief Executive Officer during 2000.

	Number of Unexercised Options Held at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Marcus Bender President and Chief Executive Officer	150,000	-0-	—(1)	—(1)

(1)
Options are "in-the-money" if the fair market value per share of Common Stock exceeds the exercise price per share of such options. At December 31, 2000, all of the options held by Mr. Bender were exercisable at an exercise price of $2.00 per share (subject to adjustment in the event of stock splits, stock dividends and the like). None of such options were in-the-money at December 31, 2000.

    Employment Agreement.  Effective as of October 10, 1996, the Company entered into an employment agreement with Marcus Bender, pursuant to which Mr. Bender is employed as the Company's President and Chief Executive Officer for a five-year term. Pursuant to this employment agreement, Mr. Bender is entitled to receive salary at an initial annual rate of $150,000, plus up to $100,000 in annual bonus compensation in the event that the Company meets certain performance goals to be established by the Board of Directors. The Company has also granted Mr. Bender options to purchase an aggregate of 150,000 shares of Common Stock at a current exercise price of $2.00 per share (subject to adjustment). Mr. Bender has agreed to devote his full working time and best efforts to the performance of his duties on behalf of the Company. Mr. Bender has agreed not to compete with the Company in the sale of natural water for a period of two years following any termination of his employment agreement.

    Compensation Of Directors.  Pursuant to a policy adopted by the Board of Directors in August 1998, non-employee directors are entitled to be compensated for service on the Board through the grant of options to purchase 300 shares of Common Stock for each Board meeting attended. Such options are fully vested on the date of grant and are exercisable for five years, currently at an exercise price of $2.00 per share. Employees of the Company who are also directors do not receive options as compensation for such service. All directors are entitled to be reimbursed by the Company for their expenses in connection with attendance at Board or committee meetings.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of July 23, 2001, by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of the Company's outstanding voting securities, (ii) each director and executive officer of the Company who owns any shares of Common Stock, and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Amcon Distributing Company 10228 "L" Street Omaha, Nebraska 68127	2,000,000(3) (Direct)	21.8
Wilhelm Kuhlmann Spetzgarter Weg 188662 Uberlingen, Germany	2,432,532(4) (Direct and Indirect)	26.7
HSC, Inc. (5) 345 Kekuanoa Street Hilo, HI 96721	424,056 (Direct)	5.3
Richard Henderson (5) c/o HSC, Inc. 345 Kekuanoa Street Hilo, HI 96721	424,056 (Indirect)	5.3
Marcus Bender	1,131,298 (Direct) (6)	13.7
Brian Barbata	369,132 (Direct) (7)	4.6
Michael Chagami	428,556 (Direct and Indirect) (8)	5.4
Raymond M. Riss	92,5000 (Direct) (9)	1.2
Willard Irwin	70,000 (Direct) (10)	<1
Tate Robinson	40,000 (Direct) (11)	<1
All directors and executive officers as a group (7 persons)	4,564,018 (12)	43.9

(1)
Except as otherwise indicated, the address of each stockholder listed above is c/o Hawaiian Natural Water Company, Inc., 98-746 Kuahao Place, Pearl City, Hawaii 96814.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)
Includes 750,000 outstanding shares and an aggregate of 1,250,000 shares issuable upon conversion of a $500,000 convertible promissory note (the "Convertible Note"), convertible at any time at the election of the holder (Amcon Distributing Company ("Amcon")). In addition, in the event of (A) termination of the Fourth Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 15, 2001, among the Company, Amcon and Amcon Merger Sub, Inc., or (B) the occurrence of an Event of Default (as defined) under the Convertible Note, Amcon may convert the outstanding principal balance of and unpaid accrued interest on the Convertible Note into fully paid and non-assessable shares of Series C Convertible Preferred Stock, par value $1.00 per share, of the Company (the "Series C Preferred Stock"), at a conversion price of $1.00 per share. The Series C Preferred Stock is convertible at any time at the election of the holder into Common Stock of the Company at a conversion price of $.20 per share. Amcon also holds additional convertible promissory notes of the Company in the aggregate principal amount of $750,000, which are convertible at the election of the holder into Common Stock of the Company at any time on 61 days' advance notice and are also convertible into Series C Preferred Stock at a conversion price of $1.00 per share upon the occurrence of the same events described above with respect to the Convertible Note.

(4)
Includes 550,000 shares and currently exercisable options and warrants to purchase 701,200 shares owned by Mr. Kuhlmann directly; 43,000 shares and currently exercisable warrants to purchase 58,333 shares owned by Collectibles Trading plc; 470,600 shares and currently exercisable warrants to purchase 262,733 shares owned by Bond Exam & Deposit Corp., Ltd; and 180,000 shares and currently exercisable warrants to purchase 166,666 shares owned by Coltrade (Manx) Ltd. Mr. Kuhlmann has investment and voting power over the shares and warrants held by Collectibles Trading plc, Bond Exam & Deposit Corp., Ltd. and Coltrade (Manx) and therefore may be deemed the beneficial owner of such securities.

(5)
HSC, Inc. ("HSC") is majority owned by Richard Henderson. Mr. Henderson may be deemed the beneficial owner of the shares held by HSC. Other than through HSC, Mr. Henderson does not own any Common Stock of the Company.

(6)
Includes currently exercisable (i) options to purchase 150,000 shares of Common Stock, and (ii) warrants to purchase 166,666 shares of Common Stock.

(7)
Includes currently exercisable options to purchase 4,500 shares of Common Stock.

(8)
As a director of HSC, Mr. Chagami shares the power to vote and dispose of the shares of Common Stock of the Company held by HSC. Therefore, he may be deemed the beneficial owner of the 424,056 shares held by HSC. Mr. Chagami disclaims beneficial ownership of all of these shares. Also includes currently exercisable options to purchase 4,500 shares of Common Stock held directly by Mr. Chagami.

(9)
Includes currently exercisable options to purchase 82,500 shares.

(10)
Includes currently exercisable options to purchase 60,000 shares.

(11)
Includes currently exercisable options to purchase 30,000 shares.

(12)
Includes currently exercisable options or warrants to purchase an aggregate of 1,687,098 shares held by four executive officers and three non-employee directors of the Company.

    ITEM 12. CERTAIN TRANSACTIONS

    The Company's bottling facility and surrounding property, including the water source and pumping equipment, are leased from Hawaii Brewery Development Co., Inc. ("HBDC") pursuant to a long-term lease agreement (the "Lease"). HBDC is jointly owned by Marcus Bender and Brian Barbata, two directors of the Company. The Lease provides for an initial term of fifty (50) years commencing October 1, 1994, which may be extended by the Company for an additional fifty (50) years. The Lease requires the Company to pay rent to HBDC on a monthly basis at a rate equal to the greater of (i) a certain base rent, or (ii) 2% of the Company's net revenues (as defined). The Company paid or accrued an aggregate of $66,830 and $63,588 in rent to HBDC pursuant to the Lease in 2000 and 1999, respectively. The Company made leasehold improvements to the leased property in an aggregate amount of $4,031 and $91,180 in 2000 and 1999, respectively.

    In November 2000, the Company entered into a merger agreement with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon (the "Merger"). The Merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the Merger. No stockholder meeting has yet been called to vote on the Merger. All of the Company's officers and directors and their affiliated entities that own shares of the Company's Common Stock have agreed to vote in favor of the Merger. Amcon has provided certain financing to the Company in anticipation of the Merger. Amcon loaned the Company $350,000 in September 2000, $400,000 in October 2000, and an additional $500,000 in June 2001. These loans are evidenced by promissory notes (collectively, the "Amcon Notes"), secured by a lien on all of the Company's assets, bearing interest at a rate of 10% per annum, payable quarterly, and are convertible at the election of Amcon, under certain circumstances, into Series C Preferred Stock of the Company, which among other things, would give effective control of the Board of Directors to Amcon. The $500,000 Amcon Note issued in June 2001 is also convertible at any time at Amcon's election into an aggregate of 1,250,000 shares of Common Stock of the Company at a conversion price of $.40 per share. The maturity date of the Amcon Notes is September 30, 2001. In February 2001, Amcon purchased 750,000 shares of Common Stock at $.40 per share for an aggregate investment of $300,000. Amcon has also leased new blow molding and related equipment for installation at the Company's bottling facility. Upon installation, it is anticipated that Amcon will lease this equipment to the Company on terms to be agreed upon.

    In September 1999, Wilhelm Kuhlmann and certain affiliated entities (collectively, the "Kuhlmann Group") purchased an aggregate of 675,000 Units from the Company in a private offering (the "Units Offering"), at a purchase price of $1.00 per Unit. This price was determined by arms' length negotiation between the Company and Mr. Kuhlmann. Each Unit consisted of (i) one share of Common Stock, (ii) a five year warrant to purchase one share of Common Stock at $1.00 per share (a "$1.00 Warrant") and (iii) a five year warrant to purchase 2/3 of one share of Common Stock at $1.50 per share. In December 1999, the Kuhlmann Group purchased an additional 200,000 Units for an aggregate of $200,000. In various transactions between March and August 2000, the Kuhlmann Group exercised an aggregate of 200,600 $1.00 Warrants for an aggregate exercise price of $200,600. In connection with the 1999 investment, the Company agreed to nominate Mr. Kuhlmann (at his request) for election to the Board of Directors. Mr. Kuhlmann was elected a director of the Company in May 2000.

    In September 1999, Marcus Bender purchased 100,000 Units in the Units Offering for $100,000. Mr. Bender was also granted an option, exercisable through January 2000, to purchase an additional 100,000 Units for $100,000. In January 2000, he exercised this option in full, using the proceeds of a $100,000 bonus for 1999 paid to him in January 2000. The payment of this bonus and the related purchase of Units was rescinded with the mutual consent of the parties in December 2000.

    Management believes that each of the transactions described above was effected on terms no less favorable to the Company than would have been available from unaffiliated third parties.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN NATURAL WATER COMPANY, INC. (REGISTRANT)
By:	/s/ MARCUS BENDER Marcus Bender President & Chief Executive Officer

    In accordance with the Exchange Act, Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARCUS BENDER Marcus Bender	Chief Executive Officer and Director	August 3, 2001
/s/ WILLARD IRWIN Willard Irwin	Chief Financial Officer	August 3, 2001
/s/ BRIAN BARBATA Brian Barbata	Director	August 3, 2001
/s/ MICHAEL CHAGAMI Michael Chagami	Director	August 3, 2001
/s/ WILHELM KUHLMANN Wilhelm Kuhlmann	Director	August 3, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART III
SIGNATURES