Form 10QSB
period 2001-06-30
HAWAIIAN NATURAL WATER CO INC
filed 2001-08-14
CIK 1025787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

     The issuer had issued and outstanding 7,935,982 shares of Common Stock on
August 14, 2001.

           Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---



                         Table of Contents





                             10QSB




Part I....................................................
Item I....................................................
Balance Sheet.............................................
Statements of Operations..................................
Statements of Stockholders' Equity........................
Statements of Cash Flow...................................
Item 2....................................................
Part II...................................................
Item 3....................................................
Item 4....................................................
Item 6....................................................
Exhibit Index.............................................







                       Hawaiian Natural Water Company, Inc.
                                 Balance Sheet
                                 June 30, 2001
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $     5,650
     Inventories                                                           524,082
     Trade accounts receivable, net of allowance for doubtful
          accounts of $68,056                                              303,777
     Other current assets                                                  130,763
                                                                       -----------
          Total Current Assets                                             964,272

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $1,159,881                                      2,093,462

CO-PACKING AGREEMENT, net of accumulated amortization
     of $52,500                                                             97,500

INTANGIBLE ASSET, net of accumulated amortization of $54,061               105,088
                                                                       -----------
               Total Assets                                            $ 3,260,322
                                                                       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Trade accounts payable                                            $   969,751
     Operating account overdraft                                            36,204
     Accrued professional fees                                              29,928
     Insurance installment contracts payable                                59,784
     Accrued vacation, payroll and related taxes                            81,126
     Accrued commissions and billbacks                                     194,455
     Accrued other                                                         166,903
     Due to Amcon Distributing Company                                      73,707
     Notes payable - Current portion                                     1,410,720
     Capital lease obligation - Current portion                             18,031
                                                                       -----------
          Total Current Liabilities                                      3,040,609
                                                                       -----------
NON-CURRENT LIABILITIES:
     Capital lease obligation - net of current portion                       9,063
     Notes payable - net of current portion                                176,637
     Other                                                                  41,380
                                                                       -----------
          Total Non-Current Liabilities                                    227,080
                                                                       -----------
               Total Liabilities                                         3,267,689
                                                                       -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, $1 par value; 5,000,000 shares authorized;
          no shares issued or outstanding                                        -
     Common stock, no par value; 20,000,000 shares authorized;
          7,935,982 shares issued and outstanding                        9,912,446
     Common stock warrants and options; 5,624,358 issued
          and outstanding                                                3,680,765
     Accumulated Deficit                                               (13,600,578)
                                                                       -----------
          Total Stockholders' Equity (Deficit)                              (7,367)
                                                                       -----------
               Total Liabilities and Stockholders' Equity (Deficit)    $ 3,260,322
                                                                       ===========

    The accompanying notes are an integral part of these financial statements




                        Hawaiian Natural Water Company, Inc.
                             Statements of Operations
               For the Three and Six Months Ended June 30, 2000 and 2001
                                   (Unaudited)



                                                 Three Months             Six Months
                                                Ended June 30,           Ended June 30,
                                          -------------------------   -------------------------
                                              2000         2001          2000          2001
                                          -----------   -----------   -----------   -----------

NET SALES                                 $ 1,173,421   $   778,681   $ 2,198,113   $ 1,599,400
COST OF SALES                                 955,964       632,322     1,755,946     1,365,910
                                          -----------   -----------   -----------   -----------
     Gross Margin                             217,457       146,359       442,167       233,490

EXPENSES:
     Selling and Marketing                    296,452       113,939       522,199       233,294
     General and Administrative               428,657       284,775       922,155       566,639
                                          -----------   -----------   -----------   -----------
                                              725,109       398,714     1,444,354       799,933
OTHER INCOME (EXPENSE)
     Interest expense                         (56,667)      (32,205)      (77,677)      (65,720)
     Impairment charge                       (903,094)            -      (903,094)            -
                                          -----------   -----------   -----------   -----------
                                             (959,761)      (32,205)     (980,771)      (65,720)

Net Loss                                  $(1,467,413)  $  (284,560)  $(1,982,958)  $  (632,163)
                                          ===========   ===========   ===========   ===========

Basic and Diluted
Net Loss Per Share:                       $     (0.22)  $     (0.04)  $     (0.31)  $     (0.08)
                                          ===========   ===========   ===========   ===========

Weighted Average Common
 Shares Outstanding                         6,800,471     7,935,982     6,339,583     7,807,526
                                          ===========   ===========   ===========   ===========




  The accompanying notes are an integral part of these financial statements








                        Hawaiian Natural Water Company, Inc.

                  Statement of Stockholders' Equity(Deficit) For the
                          Six Months Ended June 30, 2001
                                   (Unaudited)


                                                  Common Stock Warrants

                                                           and

                             Common Stock               Options
                        ----------------------   ----------------------

                                                                                              Total
                        Number of                Number of                  Accumulated    Stockholders'
                          Shares      Amount      Shares       Amount         Deficit     Equity (Deficit)
                        ---------  -----------   ---------  -----------    ------------   ----------------
BALANCE AT
 DECEMBER 31, 2000      7,185,966  $ 9,612,446   5,595,558  $ 3,669,035    $(12,968,415)    $ 313,066

Sale of common stock
 to AMCON Distributing
 Company
   February 1, 2001       750,000      300,000                      --              --       300,000

Issuance of common
 stock options to
 non-employee
 directors
   January 1, 2001             --           --         900           --              --             -
   April 2, 2001               --           --         900           --              --

Issuance of common
 stock options to
 marketing consultants         --           --      27,000       11,730                       11,730

Issuance of common
 stock pursuant to
 Co-Packing Agreement          16           --                                     --            --

Net Loss                       --           --                               (632,163)     (632,163)
                        ---------  -----------   ---------  -----------   -------------   -----------

BALANCE AT
 JUNE 30, 2001          7,935,982  $ 9,912,446   5,624,358  $ 3,680,765   $ (13,600,578)  $   (7,367)
                        ========   ===========   =========  ===========   =============   ==========


   The accompanying notes are an integral part of these financial Statements








                             Hawaiian Natural Water Company, Inc.
                                 Statements of Cash Flows
                       For the Six Months Ended June 30, 2000 and 2001
                                        (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                                    2000             2001
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (1,982,958)      $ (632,163)

     Adjustments to reconcile net loss to net cash used
        in operating activities:
             Depreciation and amortization                          209,556          200,054
             Impairment charge                                      903,094             -
             Issuance of stock and options to consultants
              and distributors                                       26,222           11,730

             Amortization of debt discount                           51,183           11,544
             Net decrease (increase) in current assets              225,281          (34,258)
             Net increase (decrease) in current liabilities         363,210          463,349
             Net increase in other liabilities                       10,505             -
                                                               ------------     ------------
                       Net cash (used in)provided by
                        operating activities                       (193,907)          20,256

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                     (43,506)          (7,737)
             Cash acquired in merger with Aloha                     183,111             -
                                                               ------------     ------------
                       Net cash (used in) provided by
                        investing activities                        139,605           (7,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from sale of preferred stock and
               common stock warrants                                100,000             -
             Net proceeds from private placement of common stock
               and common stock warrants                            200,000          300,000
             Exercise of common stock options and warrants          165,600             -
             Redemption of preferred stock                         (179,000)        (150,000)
             Repayments of notes payable                             (6,454)        (151,797)
             Repayment of principal on capital leases               (24,194)         (19,702)
                                                               ------------     ------------
                       Net cash provided by (used by)
                        financing activities                        255,952          (21,499)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           $    201,650           (8,980)

CASH AND CASH EQUIVALENTS, beginning of period                        8,988           14,630
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                       $    210,638     $      5,650
                                                               ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

   Merger with Aloha Water Company, Inc., in exchange
     for common stock and promissory note                      $  1,334,769             -
                                                               ============     ============

   Preferred shareholder dividends                             $     41,351             -
                                                               ============     ============

    The accompanying notes are an integral part of these financial statements


                      HAWAIIAN NATURAL WATER COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)

1.  GENERAL

    The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc.,(the "Company") should be read in conjunction with the audited financial statements for the year ended December 31, 2000 of Hawaiian Natural Water Co., Inc. and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

    In the opinion of management, the accompanying financial statements reflect all adjustments(which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at June 30, 2001, the results of its operations for the three month and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000, in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

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

    In January 2000, the Company introduced a line of herbal beverages under the East Meets West XEN-TM-("XEN") name. The beverages are manufactured for the Company pursuant to a co-packing agreement with a Los Angeles area bottler (see Note 6). Sales efforts to date have concentrated in Southern California, Hawaii and the Vancouver, Canada area.

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

    As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows from operations since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significant levels of sales. To date, the Company has been unable to generate cash flow sufficient to support its operations. Additionally, the Company has past due accounts payable of approximately $851,000 and notes payable amounts due in near term of approximately $1,400,000. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

    The Company recognizes revenue on the accrual method of accounting when title transfers: upon shipment, for bottled water products and other beverages, and upon delivery for home and office delivery products. The Company grants customers the right to return goods that are defective or otherwise unsuitable for sale. The Company issues refunds to customers or replaces goods that are rejected.

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

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

       Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company's financial position or the results of operations.

2.  LOSS PER SHARE

    Basic and Diluted Loss Per Share is computed by dividing the Net Loss (adjusted for preferred dividends) by the Weighted Average Common Shares Outstanding during the period.

    The Company's Basic and Diluted Loss Per Share is the same for the first and second quarters of both 2000 and 2001 in that any exercise of stock options or warrants would have been anti-dilutive.

3.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include savings accounts and investments in a money market account with original maturities less than 90 days.

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 2001, inventories were comprised of the following:

            Raw materials                                  $383,242
            Finished goods                                  140,840
                                                           --------
                                                           $524,082
                                                           ========

     Raw materials inventory consists of PET "pre-forms", caps, labels and various packaging and shipping materials. Finished goods inventory includes materials, labor and manufacturing overhead costs.

5.  ACQUISITION OF INTANGIBLE ASSET

    In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to its XEN line of herbal beverages. The acquisition cost and related trademark registration expenses have been capitalized and are being amortized over a five-year period.

6.  CO-PACKING AGREEMENT

    In June 1999, the Company entered into a five-year agreement with an independent bottler in Los Angeles, California (the "Bottler") for the production, warehousing, and shipment of herbal beverages. On September 13, 1999, the Company has issued an aggregate of 850,000 shares of common stock to the principals of the Bottler in partial consideration for these services which were recorded as an asset on the Company's accounting records in the amount of $150,000, based on the fair value of the securities issued, which is being amortized over a five year period.

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

8.  AMCON MERGER

    In November 2000, the Company entered into a merger agreement with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly owned subsidiary of Amcon. The merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon with the exercise price and number of shares covered adjusted based upon the exchange ratio.

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

    The Company does not currently anticipate completion of the Merger before December 31, 2001. However, the Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

9.  NOTES PAYABLE

    In anticipation of acquiring the Company, Amcon has provided certain debt financing to the Company for working capital and other general corporate purposes. Amcon advanced $350,000 in September 2000, $400,000 in October 2000, and an additional $500,000 in June 2001. These loans are evidenced by secured promissory notes (the "Amcon notes") bearing interest at a rate of 10% per annum, payable quarterly. The Amcon notes are convertible at the election of Amcon, under certain circumstances, into Series C convertible preferred stock bearing dividends, payable quarterly, of 10% per annum and giving effective control of the Board of Directors to Amcon. The Amcon notes are also convertible into common stock of the Company at Amcon's election at a conversion price of $.40 per share. The Amcon notes are secured by a lien on all of the Company's assets. The due date of the Amcon notes, originally February 28, 2001, has been extended to September 30, 2001. The Company anticipates a further extension of the due date of the Amcon notes to the expected completion date of the Merger.

    In September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortized the resulting discount to interest expense using the effective interest method over the term of the loan. In
October 2000, the Company negotiated a restructuring of the $189,000 installment due on September 30, 2000, so as to extend the payment over six months. This installment was paid in full as of May 11, 2001. There are currently two equal installments of $165,000 (plus interest)due on this promissory note on September 30, 2001 and 2002.

    In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Kea'au. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5-year note, with monthly payments aggregating $22,995, including interest.

    The following summarizes the Company's notes payable as of June 30, 2001:

                       First Amcon note                    $  350,000
                       Second Amcon note                      400,000
                       Third Amcon note                       500,000
                       Equipment note payable                 330,000
                       Less: Unamortized discount              (7,564)
                                                            ---------
                       Net notes payable                    1,572,436
                       Vehicle installment note payable           517
                       Warehouse note payable                  14,404
                                                            ---------
                       Subtotal--notes payable              1,587,357
                       Less: Current portion               (1,410,720)
                                                            ---------
                       Non-current portion                 $  176,637
                                                            =========

10. STOCK OPTIONS

    The total number of Common Stock warrants and options shown at June 30, 2001 excludes an aggregate of 438,367 options outstanding at such date held by officers and employees of the Company. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. All employee stock options outstanding at June 30, 2001 had an original exercise price of $4.00 per share. In February 2000, the Company reduced the exercise price of the options held by all active employees to $2.00 per share, which has not resulted in any further compensation charges to income through June 30, 2001.

    Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable.

11. PRODUCT LINE SALES INFORMATION

     For the three-month periods ended June 30, 2000 and 2001, the Company had the following sales by product line:


                                                   2000     %        2001     %
                                               ----------- ---    ---------- ---
                PET products                   $   733,757  63    $  673,651  87
                Home & office delivery             361,063  30        71,722   9
                XEN herbal beverage products        78,601   7        33,308   4
                                               ----------- ---    ----------
                                               $ 1,173,421 100    $  778,681 100
                                               =========== ===    ========== ===


    For the six-month periods ended June 30, 2000 and 2001, the Company had the following sales by product line:

                                                   2000     %         2001     %
                                               ----------- ---    -----------
                PET products                   $ 1,526,531  69    $ 1,383,794  87
                Home & office delivery             444,033  20        150,543   9
                XEN herbal beverage products       227,549  11         65,063   4
                                               ----------- ---    -----------
                                               $ 2,198,113 100    $ 1,599,400 100
                                               =========== ===    =========== ===


      In the six-month period ended June 30, 2001, 97% of Pet products sales were made in Hawaii, and 99% of XEN sales were made in the U.S. Mainland. In the three-month period ended June 30, 2000, 99% of Pet product sales were made in Hawaii, and 69% of XEN sales were made in Mainland, 19% were made in Hawaii, and 2% were made in Guam. All home and office delivery sales are made in Hawaii.


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

    Each share of Series A preferred stock had a liquidation preference of $1,000, and was entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31,1999, in cash or common stock at the election of the Company. The Series A preferred stock was convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon a discount to the market price (as defined) of the common stock as of each conversion date (the "beneficial conversion feature").

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

    The market price of the common stock was less than $1.50 on the first anniversary date, and the investor delivered to the Company a notice of redemption with respect to all of the outstanding Series B preferred stock. The Company recorded the $50,000 redemption premium as a preferred stock dividend. The stock was redeemed in full during the quarter ended June 30, 2001.

    c.  Issuance of Stock to Amcon

    In February 2001, the Company issued 750,000 shares of common stock to Amcon at a purchase price of $.40 per share for an aggregate purchase price of $300,000. These shares will participate in the Merger consideration (see
Note 8). In June 2001, the Company issued to Amcon a $500,000 convertible promissory note, convertible at any time at Amcon's election, into an aggregate of 1,250,000 shares of common stock at a conversion price of $.40 per share. If this note is converted prior to the Merger, the shares issued upon conversion will participate in the Merger consideration.

13. SUBSEQUENT EVENTS

    In July and August 2001, the Company took delivery of a new blow molding machine and certain related equipment for installation at the Company's bottling facility. The total value of this new equipment is estimated at $2,000,000. The Company expects this new equipment to significantly enhance the efficiency of its bottling operations. The equipment was acquired by Amcon in its own name. Upon installation, the Company expects to lease this equipment from Amcon, on terms to be agreed upon. This lease is expected to be accounted for as an operating lease.

    In August 2001, the Company commenced construction of an addition to its existing bottling facility to house this new equipment. The Company anticipates this addition to be completed in October 2001, at an estimated cost of $150,000,and the equipment to be fully operational by November 2001. The Company anticipates Amcon will lend the Company the funds needed for the facility addition, as well as certain additional working capital, in an amount yet to be agreed upon.




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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS


    In November 2000, the Company entered into a merger agreement (the "Merger Agreement") with Amcon Distributing Company ("Amcon"), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon (the "Merger"). The Merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon with the price and number of shares covered adjusted based upon the exchange ratio.

    The Merger is expected to qualify as a tax-free reorganization. It is subject to various conditions, including the effectiveness of a registration statement covering the Amcon shares to be issued (the "Merger" shares), the listing of such shares on the American Stock Exchange, and the approval of the Company's stockholders. All of the Company's officers and directors and any of their affiliated entities that own shares of the Company's common stock have agreed to vote their shares in favor of the Merger.

    The completion of the Merger has been delayed on several occasions at the request of Amcon. The Company currently anticipates completion of the Merger by December 31, 2001. The Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company, including an aggregate of $1,250,000 in convertible loans secured by a lien on substantially all of the assets of the Company. The Company does not currently have any source of funds to repay these loans prior to completion of the Merger. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.


     THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2000

     Net Sales. Net Sales decreased 34% to approximately $779,000 for the three months ended June 30, 2001 (the "2001 Quarter") from approximately $1,173,000 for the three months ended June 30, 2000 (the "2000 Quarter"). $674,000 (87%)of net sales for the 2001 Quarter were derived from sales of PET products. The remaining $105,000 in net sales were comprised of $72,000 (9%) in home and office delivery sales and $33,000 (4%) in East Meets West XEN-TM- ("XEN") herbal beverage sales. Sales in the 2000 Quarter included an aggregate of $280,000 in home and office delivery sales by Aloha Water Company, Inc. ("Aloha"), a home and office delivery business acquired in March 2000. This acquisition was subsequently rescinded in December 2000 (see Note 7 to Financial Statements). The absence of Aloha sales in 2001 accounted for approximately 71% of the decrease in total Company sales for the 2001 Quarter compared to the 2000 Quarter. The balance of the decrease in total sales is primarily attributable to a $50,000 decrease XEN sales and a $60,000 decrease in PET sales. Case sales of PET products in the 2001 Quarter were approximately 116,000 compared to approximately 131,000 in the 2000 Quarter, and XEN case sales were approximately 1,900 in the 2001 Quarter compared to 4,400 in the 2000 Quarter. The decrease in PET case sales is attributable to periodic production equipment breakdowns during the 2001 Quarter, and its ongoing working capital constraints on raw materials, which have resulted in a backlog of unfilled sales orders, and in certain instances, lost sales. Due to the Company's limited working capital resources, marketing and promotion of XEN products was significantly curtailed in the 2001 Quarter. In July 2001, the Company terminated its XEN sales representative. Geographic sales of PET products remained constant in both the 2001 Quarter and the 2000 Quarter, with Hawaii sales and International sales accounting for 99% and 1% of PET sales, respectively, in both quarters. 99% of XEN sales were made in the U.S. Mainland and 1% were made in Hawaii in the 2001 Quarter, compared to 69% in the U.S. Mainland, 19% in Hawaii, and 2% in Guam in the 2000 Quarter.

     Cost of Sales. The Company's aggregate cost of sales decreased 34% to approximately $632,000 in the 2001 Quarter from approximately $956,000 in the 2000 Quarter. Cost of sales in the 2000 Quarter included $83,000 in cost of sales of Aloha. Due to the rescission of the Aloha acquisition in December 2000, there were no Aloha cost of sales in the 2001 Quarter. The absence of Aloha cost of sales in 2001 represented 26% of the decrease in total cost of sales during the 2001 Quarter. Cost of sales also decreased in the 2001 Quarter for PET, XEN and home and office delivery product sales as a result of a reduction in case sales in each of these product lines during the 2001 Quarter. Also contributing to the decreased PET cost of sales in the 2001 Quarter was an approximately 15% decrease in PET per case costs in the 2001 Quarter compared to the 2000 Quarter, primarily attributable to reduced packaging costs as a result of a switch to a lower cost carton and reduced inventory variances.

     Selling and Marketing. Selling and marketing expenses decreased 62% to $114,000 in the 2001 Quarter from approximately $296,000 in the 2000 Quarter. The majority of this decrease is attributable to $57,000 of expenses associated with the 2000 launch of the XEN product line, and $84,000 of Aloha expenses, which did not recur in the 2001 Quarter. In addition, there was an approximately $41,000 reduction in PET expenses (primarily in package development and licensing fees and royalties, resulting from reduced case sales in the 2001 Quarter compared to the 2000 Quarter), and a $15,000 reduction in corporate salaries, partially offset by a $15,000 increase in expenses related to home and office delivery sales.

     General and Administrative. General and administrative expenses decreased 34% to approximately $285,000 in the 2001 Quarter from approximately $429,000 in the 2000 Quarter. This decrease resulted from $94,000 of expenses related to Aloha in the 2000 Quarter, which did not recur in the 2001 Quarter, and a reduction in corporate overhead expenses of approximately $52,000 (primarily due to an approximate $93,000 reduction in salaries, office rents, outside services, and professional fees, partially offset by $24,000 of customs duties incurred upon receipt of the new production equipment (see Note 13 to Financial Statements), and an approximately $15,000 increase in travel expenses primarily related to the Company's relocation of its accounting and administrative office from Pearl City (Oahu) to Keaau (Big Island) in January 2001.

     Other (Expense). Net Other (Expense) was approximately $(32,000) in the 2001 Quarter compared to approximately $(960,000) in the 2000 Quarter. Other (Expense) in the 2000 Quarter included a $(903,094) provision for impairment of purchase price in excess of book value due to the foreclosure on the Aloha note (see Note 7 to the Financial Statements), which did not recur in the 2001 Quarter, and decreased interest expense in the 2001 Quarter. Coupon interest expenses on the outstanding notes during the 2001 Quarter and the 2000 Quarter were relatively the same, however the Company incurred approximately $23,000 of imputed interest expense (based upon the average cost of capital in comparison to the coupon interest rate of the note)in the 2000 Quarter related to the Aloha note (see Note 7 to the Financial Statements).

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(284,560), or $(0.04) per share, in the 2001 Quarter compared to a net loss of $(1,467,413), or $(0.22) per share, in the 2000 Quarter. Weighted Average Shares Outstanding were 7,935,982 in the 2001 Quarter compared to 6,800,471 in the 2000 Quarter.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,
2000

      Net Sales. Net sales decreased 27% to approximately $1,599,000 for the six months ended June 30, 2001 (the "2001 First Half") from approximately $2,198,000 for the six months ended June 30, 2000 (the "2000 First Half"). $1,384,000 (87%) of net sales for the 2001 First Half were derived from sales of PET products compared to $1,526,000 (69%) of net sales for the 2000 First Half. The remaining $215,000 in net sales in the 2001 First Half were comprised of $150,000 (9%) in home and office delivery sales and 65,000 (4%) in XEN sales compared to $446,000 (20%) in home and office delivery sales (of which Aloha accounted for $280,000 (47%) of the decrease in total sales) and $226,000 (10%) in XEN sales in the 2000 First Half. Sales in Hawaii accounted for 97% of PET sales in the 2001 First Half compared to 99% of PET sales in the 2000 First Half. International sales in the 2001 First Half were 2% of PET sales in the 2001 First Half compared to 1% in the 2000 First Half; and Mainland sales were 1% of PET sales in the 2001 First Half, compared to no Mainland PET sales in the 2000 First Half. XEN sales decreased $162,000 (71%) during the 2001 First Half compared to the 2000 First Half, while XEN case sales decreased 62%, from 14,000 in the 2000 First Half to 5,000 in the 2001 First Half. PET case sales in the 2001 First Half sales decreased approximately 23,000 (9%) in the 2001 First Half to 234,000 from 257,000 in the 2000 First Half. Substantially all of the XEN sales in the 2001 First Half were made in California and Vancouver, B.C.; in the 2000 First Half 50% of XEN sales were made in Hawaii and 50% were made in California. Due to capital constraints, the Company allocated limited resources to the marketing and promotion of XEN products in the 2001 First Half. As a result, sales in the 2001 First Half were substantially less than in the 2000 First Half.

     Cost of Sales. The Company's aggregate cost of sales decreased 22% to approximately $1,366,000 in the 2001 First Half from approximately $1,756,000 in the 2000 First Half. Cost of sales in the 2000 Quarter included $83,000 in costs of sales by Aloha. Due to the rescission of the Aloha acquisition in December 2000, there were no Aloha cost of sales incurred in the 2001 First Half. Home and office cost of sales in the 2001 First Half decreased an aggregate of $89,000 compared to the 2000 First Half. XEN cost of sales decreased $112,000 in the 2001 First Half compared to the 2000 First Half, primarily due to a 9,000 case reduction in sales in the 2001 First Half compared to the 2000 First Half. PET product cost of sales decreased $189,000 in the 2001 First Half compared to the 2000 First Half, primarily due to (i) a 23,000 reduction in case sales in the 2001 First Half compared to the 2000 First Half, and (ii) an overall reduction in per case costs primarily attributable to reduced packaging costs as a result of a switch to a lower cost carton, and reduced inventory variances.

      Selling and Marketing. Selling and marketing expenses decreased 51% to approximately $233,000 in the 2001 First Half from approximately $522,000 in the 2000 First Half. This decrease occurred in all business segments in the 2001 First Half as compared with the 2000 First Half, with PET related expenses decreasing 43%, XEN related expenses decreasing 67%, home and office related expenses decreasing 64% (36% of this decrease is related to Aloha expenses in the 2000 First Half), and corporate expenses decreasing 36%. Significant decreases occurred in salaries, and consulting and travel related expenses.

     General and Administrative. General and administrative expenses decreased 41% to approximately $567,000 in the 2001 First Half from approximately $922,000 in the 2000 First Half. This decrease occurred predominantly in corporate related expenses (a $118,000 decrease), in PET related expenses (a $27,000 decrease) and in XEN related expenses (a $29,000 decrease). In the 2000 First Half a $100,000 bonus was paid to the Company's Chief Executive Officer, which was subsequently rescinded in December, 2000. There was no bonus paid in the 2001 First Half. Further expense reductions in the 2001 First Half included salaries ($43,000), professional fees ($53,000), and office rent ($35,000), partially offset by an increase in travel expenses associated with moving the accounting and administrative office from Pearl City (on the island of Oahu) to the plant location in Keaau (on the island of Hawaii), and one time expenses incurred in the 2001 First Half for brokers fees associated with sub-letting a portion of the Pearl City office, and customs duties on the new production equipment (see Note 13 to Financial Statements). The decrease in professional fees in the 2001 First Half resulted from a decrease in financing and acquisition transactions during the 2001 First Half.

     Other (Expenses). Other (Expenses) decreased to approximately ($66,000) in the 2001 First Half from approximately ($981,000) in the 2000 First Half. This decrease is primarily due to a provision for impairment of purchase price in excess of book value due to the foreclosure on the Aloha Stock (see
Note 7 to the Financial Statements) which was recorded in the 2000 First Half, partially offset by an increase in interest expense associated with the Amcon notes.

     Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(632,163), or $(0.08) per share, in the 2001 First Half compared to a net loss of $(1,982,958), or $(0.31) per share, in the 2000 First Half. Weighted Average Shares Outstanding were 7,807,526 in the 2001 First Half compared to 6,339,583 in the 2000 First Half.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were approximately $6,000 at June 2001, compared to approximately $15,000 at December 31, 2000. In February 2001, Amcon invested $300,000 in the Company through the purchase of 750,000 shares of Common Stock at a purchase price of $.40 per share. In June 2001, Amcon loaned the Company $500,000 in exchange for a $500,000 convertible promissory note, convertible at any time at the election of Amcon into common stock at a conversion price of $.40 per share. Offsetting these proceeds were losses from operating activities of ($688,000), purchase of property and equipment ($7,000), repayment of notes and capital leases ($161,000), and redemption of the Company's Series B preferred stock ($150,000). The Company is currently substantially dependent upon funding from Amcon to sustain its operations. If Amcon fails to make additional financing available or if the Merger is not completed for any reason, the Company will likely not be able to continue as a going concern. The Company is currently negotiating for additional funding from Amcon for working capital and for plant additions, in amounts yet to be determined, pending completion of the Merger. There can be no assurance that Amcon will provide this additional funding.

    The Company has issued three promissory notes to Amcon (the "Amcon Notes") in the aggregate principal amount of $1,250,000, secured by substantially all of the assets of the Company. The due date of the Amcon Notes is currently September 30, 2001. The Company anticipates that the due dates of these notes will be further extended to the expected completion date of the Merger. The Company does not currently have any source of funds to repay these loans prior to completion of the Merger. The Company also has outstanding a promissory note to the vendor of its existing blow molding machine. The aggregate principal amount currently outstanding under the equipment note is $330,000, due in two equal installments of $165,000 (plus interest) on September 30, 2001 and 2002.

   The Company has ordered new blow molding and related equipment with an aggregate purchase price of approximately $2,000,000 for installation at the Company's bottling facility. A substantial portion of this equipment arrived at the plant in July 2001. This equipment, which is expected to be operational by November 2001, should enable the Company to reduce its production costs of finished bottles in an amount sufficient to enable the Company to reach break-even in its PET operations. This equipment has been acquired by Amcon in its own name. Upon installation, this equipment will be leased from Amcon on terms to be agreed upon. This lease will be accounted for as an operating lease. The Company does not anticipate any significant additional capital expenditures prior to the anticipated completion date of the Merger.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. Under the provisions of SFAS 133, we are required to recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on our Company's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

       Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company's financial position or the results of operations.


                         PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) In the second quarter of 2001, the Company issued a secured convertible promissory note to Amcon Distributing Company, convertible at any time at Amcon's election, into an aggregate of 1,250,000 shares of common stock at a conversion price of $.40 per share.

    The Company also granted to its non-employee directors as director's fees non-qualified stock options to purchase an aggregate of 900 shares of common stock. All of the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS

   (a) Exhibits

Exhibit Number                       Description


        2.1 Fourth Amended and Restated Agreement and Plan of Merger among Amcon Distributing Company ("Amcon"), Amcon Merger Sub and the Registrant dated June 21, 2001

       10.1 Third Amended and Restated 10% Secured Convertible Note due September 30, 2001(issued to Amcon) in the original principal amount of $350,000

       10.2 Third Amended and Restated 10% Secured Convertible Note due September 30,(issued to Amcon) in the original principal amount of $400,000

       10.3 10% Secured Convertible Note due September 30, 2001 (issued to Amcon) in the original principal amount of $500,000







SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                                  (Registrant)


August 14, 2001          By: /s/ MARCUS BENDER
                             ----------------------
                             Marcus Bender
                             President & Chief Executive Officer


August 14, 2001           By: /s/ WILLARD D. IRWIN
                             -----------------------
                             Willard D. Irwin
                             Chief Financial Officer




EXHIBIT INDEX




Exhibit Number             Description


2.1 Fourth Amended and Restated Agreement and Plan of Merger among Amcon Distributing Company ("Amcon"), Amcon Merger Sub and the Registrant dated June 21, 2001


10.1 Third Amended and Restated 10% Secured Convertible Note due September 30, 2001 (issued to Amcon) in the original principal amount of $350,000

10.2 Third Amended and Restated 10% Secured Convertible Note due September 30, 2001 (issued to Amcon) in the original principal amount of $400,000

10.3 10% Secured Convertible Note due September 30, 2001 (issued to Amcon) in the original principal amount of $500,000