Form 10QSB
period 2001-09-30
HAWAIIAN NATURAL WATER CO INC
filed 2001-11-15
CIK 1025787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q SB

(MARK ONE)

/S/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED September, 2001

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

     The issuer had issued and outstanding 7,935,982 shares of Common Stock on November 14, 2001.

           Transitional Small Business Disclosure Format (check one):

                                YES        NO    X
                                     ---        ---




                       Hawaiian Natural Water Company, Inc.
                                 Balance Sheet
                              September 30, 2001
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $    32,748
     Inventories                                                           423,873
     Trade accounts receivable, net of allowance for doubtful
          accounts of $67,408                                              256,613
     Other current assets                                                  109,479
                                                                       -----------
          Total Current Assets                                             822,713

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $1,275,078                                      2,049,722
                                                                       -----------
               Total Assets                                            $ 2,872,435
                                                                       ===========

                  LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES:
     Trade accounts payable                                            $   968,886
     Accrued vacation, payroll and related taxes                            77,201
     Accrued commissions and billbacks                                     207,289
     Accrued other                                                         243,745
     Notes payable - Current portion                                     1,938,410
     Capital lease obligation - Current portion                             11,593
                                                                       -----------
          Total Current Liabilities                                      3,447,124
                                                                       -----------
NON-CURRENT LIABILITIES:
     Capital lease obligation - net of current portion                       8,127
     Notes payable - net of current portion                                  9,552
     Other                                                                  41,380
                                                                       -----------
          Total Non-Current Liabilities                                     59,059
                                                                       -----------
               Total Liabilities                                         3,506,183
                                                                       -----------
STOCKHOLDERS' EQUITY(DEFICIT):
     Preferred Stock, $1 par value; 5,000,000 shares authorized;
          no shares issued or outstanding                                     -
     Common stock, no par value; 20,000,000 shares authorized;
          7,935,982 shares issued and outstanding                        9,912,446
     Common stock warrants and options; 5,624,358 issued
          and outstanding                                                3,680,765
     Accumulated Deficit                                               (14,226,959)
                                                                       -----------
          Total Stockholders' Equity (Deficit)                            (633,748)
                                                                       -----------
               Total Liabilities and Stockholders'Equity               $ 2,872,435
                                                                       ===========



    The accompanying notes are an integral part of these financial statements


                        Hawaiian Natural Water Company, Inc.
                             Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 2001
                                   (Unaudited)



                                                 Three Months                Six Months
                                              Ended September 30,          Ended June 30,
                                          -------------------------   -------------------------
                                              2000         2001          2000          2001
                                          -----------   -----------   -----------   -----------

NET SALES                                 $   944,999   $   765,629   $ 3,143,112   $ 2,365,029
COST OF SALES                                 661,677       849,325     2,417,623     2,215,235
                                          -----------   -----------   -----------   -----------
     Gross Margin                             283,322       (83,696)      725,489       149,794

EXPENSES:
     Selling and Marketing                    217,451       129,944       759,650       363,238
     General and Administrative               281,420       178,165     1,124,195       744,804
                                          -----------   -----------   -----------   -----------
                                              498,871       308,109     1,883,845     1,108,042
OTHER INCOME (EXPENSE)
     Interest income (expense)                 24,076       (46,231)      (53,601)     (111,951)
     Impairment charge                       (122,841)     (188,345)   (1,025,935)     (188,345)

                                          -----------   -----------   -----------   -----------
Net Loss                                  $  (314,314)  $  (626,381)  $(2,237,892)  $(1,258,544)
                                          ===========   ===========   ===========   ===========
     Preferred stock dividend                  49,700          -          113,245          -
Net Loss Applicable to
     Common Shareholders                  $  (364,014)     (626,381)  $(2,351,137)         -
                                          ===========   ===========   ===========   ===========
Basic and Diluted
Net Loss Per Share:                       $     (0.05)  $     (0.08)  $     (0.36)  $     (0.16)
                                          ===========   ===========   ===========   ===========

Weighted Average Common
 Shares Outstanding                         7,041,501     7,935,982     6,559,193     7,850,502
                                          ===========   ===========   ===========   ===========






  The accompanying notes are an integral part of these financial statements


                        Hawaiian Natural Water Company, Inc.

                  Statement of Stockholders' Equity(Deficit) For the
                         Nine Months Ended September 30, 2001
                                   (Unaudited)


                                                  Common Stock Warrants

                                                           and

                             Common Stock               Options
                        ----------------------   ----------------------

                                                                                              Total
                        Number of                Number of                  Accumulated    Stockholders'
                          Shares      Amount      Shares       Amount         Deficit     Equity (Deficit)
                        ---------  -----------   ---------  -----------    ------------   ----------------

BALANCE AT
 DECEMBER 31, 2000      7,185,966  $ 9,612,446   5,595,558  $ 3,669,035    $(12,968,415)    $ 313,066

Sale of common stock
 to AMCON Distributing
 Company
   February 1, 2001       750,000      300,000          --          --              --        300,000

Issuance of common
 stock options to
 non-employee
 directors
   January 1, 2001             --           --         900           --              --             -
   April 2, 2001               --           --         900           --              --             -

Issuance of common
 stock options to
 marketing consultants         --           --      27,000       11,730              --        11,730

Issuance of common
 stock pursuant to
 Co-Packing Agreement          16           --          --           --              --            --

Net Loss                       --           --          --           --      (1,258,544)   (1,258,544)
                        ---------  -----------   ---------  -----------   -------------   -----------

BALANCE AT
 SEPTEMBER 30, 2001     7,935,982  $ 9,912,446   5,624,358  $ 3,680,765   $ (14,226,959)  $  (633,748)
                        =========  ===========   =========  ===========   =============   ===========



   The accompanying notes are an integral part of these financial Statements


                       Hawaiian Natural Water Company, Inc.
                           Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 2001
                                 (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2000             2001
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (2,237,892)   $  (1,258,544)

     Adjustments to reconcile net loss to net cash used
        in operating activities:
             Depreciation and amortization                          286,227          328,317
             Amortization of debt discount                           25,974           19,108
             Impairment charge                                    1,025,935          188,345
             Net income from subsidiary (Aloha Water Co)            (18,435)            -
             Issuance of stock and options to consultants,
                  distributors, non-employee directors and
                  employees                                          70,024           11,730
             Net decrease (increase) in current assets               62,125          115,289
             Net increase (decrease) in current liabilities         415,599         (113,144)

                                                               ------------     ------------
                       Net cash (used in) provided by
                        operating activities                       (370,443)        (708,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                     (78,293)         (79,193)
                                                               ------------     ------------
                       Net cash (used in) provided by
                        investing activities                        (78,293)         (79,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from sale of preferred stock and
               common stock warrants                                100,000             -
             Net proceeds from private placement of common
               stock and common stock warrants                                       300,000
             Exercise of common stock options and warrants
               by private investors                                 431,600             -

             Proceeds from note payable                             350,000          854,483
             Redemption of preferred stock                         (179,000)        (150,000)
             Repayments of notes payable                             (7,060)        (171,195)
             Repayment of principal on capital leases               (22,384)         (27,078)
                                                               ------------     ------------
                       Net cash provided by
                        financing activities                        673,156          806,210
                                                               ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           $    224,420           18,118

CASH AND CASH EQUIVALENTS, beginning of period                        8,988           14,630
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                       $    233,408     $     32,748
                                                               ============     ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Proceeds from addition of capital leases                    $     17,243             -
                                                               ============     ============
   Preferred shareholder dividends paid in cash                $     37,461             -
                                                               ============     ============
   Preferred shareholder dividends accrued                     $      6,366             -
                                                               ============     ============


    The accompanying notes are an integral part of these financial statements

                      HAWAIIAN NATURAL WATER COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

1. GENERAL

The accompanying unaudited financial statements of Hawaiian Natural Water Company, Inc.,(the Company) should be read in conjunction with the audited financial statements for the year ended December 31, 2000 of Hawaiian Natural Water Co., Inc. and notes thereto as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. The auditor's report on those financial statements included an explanatory fourth paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

In the opinion of management, the accompanying financial statements reflect all adjustments (which consist primarily of normal recurring adjustments) considered necessary to fairly present the financial position of the Company at September 30, 2001, the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000, in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Certain amounts from prior periods have been reclassified to conform to their current period presentation.

Organization and Going Concern

Hawaiian Natural Water Company, Inc. (the Company) was incorporated in the state of Hawaii on September 13, 1994. The Company was formed for the purpose of bottling, marketing and distributing Hawaiian natural water in Hawaii, the United States mainland and foreign markets. The Company's initial product introduction occurred in the first quarter of 1995.

In June 1999 the Company acquired certain assets of Ali'i Water Bottling Co., Inc., which extended the Company's product line to include (1) premium purified bottled water, and (2) the home and office large bottle (3 gallon and 5 gallon) delivery market. This business is concentrated in the Kailua-Kona area of the Big Island of Hawaii.

In January 2000, the Company introduced a line of herbal beverages under the East Meets West XEN-TM-(XEN) name. The beverages were manufactured for the Company pursuant to a co-packing agreement with a Los Angeles area bottler (see Note 5). Due to its inability to successfully market this product line, the Company has discontinued manufacturing and distributing XEN products.

In March 2000, the Company acquired Aloha Water Company Co. Inc., a distributor of purified water in the home and office market in the Honolulu area. This acquisition was subsequently rescinded in December 2000 (see Note
6).

In November 2000, the Company agreed to be acquired by Amcon Distributing Company, an Omaha, Nebraska based distributor, by means of a merger of the Company into a wholly owned subsidiary of Amcon (see Note 7).

Since the execution of the merger agreement, the Company has been substantially dependent upon Amcon for its financing requirements. If the merger agreement were terminated for any reason, the Company would likely not be able to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred significant losses and negative cash flows from operations since inception. Management expects that the Company will continue to incur additional losses and negative cash flows until the Company achieves significant levels of sales. To date, the Company has been unable to generate cash flow sufficient to support its operations. Additionally, the Company has past due accounts payable of approximately $876,000 and notes payable amounts due in the near term of approximately $1,938,000. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. As of September 30, 2001, inventories were comprised of the following:

                Raw materials                  $337,663
                Finished goods                   86,210
                                               --------
                                               $423,873
                                               ========
Raw materials inventory consists of PET pre-forms, caps, labels and various packaging and shipping materials. Finished goods inventory includes materials, labor and manufacturing overhead costs.

5.   XEN LINE OF HERBAL BEVERAGES

In June 1999, the Company purchased for $150,000 the beverage products, trademarks and all other rights related to its XEN line of herbal beverages. In September 2001, due to unsatisfactory sales volume of this product line, the Company discontinued ongoing marketing efforts for this XEN product line. Current marketing activities are limited to the liquidation of inventory on hand, a significant portion of which has been reserved as of September 30, 2001 due to a potential realization issue. The acquisition cost of the XEN product line and related trademark registration expenses had been capitalized and were being amortized over a five-year period. The unamortized balance of the cost of this intangible asset of $98,345, was deemed to be impaired and was written off at September 30, 2001 as an impairment charge.

In June 1999, the Company entered into a five-year agreement with an independent bottler in Los Angeles, California for the production, warehousing, and shipment of the XEN product line. On September 13, 1999, the Company issued an aggregate of 850,000 shares of common stock to the principals of the bottler in partial consideration for these services which were recorded as an asset on the Company's accounting records in the amount of $150,000, based on the fair value of the securities issued. The unamortized balance of the cost of this intangible asset of $90,000 was deemed to be impaired and was written off at September 30, 2001 as an impairment charge.

6. ACQUISITION OF ALOHA WATER COMPANY, INC. AND IMPAIRMENT CHARGE

On March 17, 2000, the Company acquired Aloha Water Company, Inc., (Aloha), a distributor of purified water to the home and office delivery market in the Honolulu area. The acquisition was accomplished through a merger of Aloha into a wholly owned subsidiary of the Company formed for this purpose. The purchase price for Aloha consisted of an aggregate of (i) 750,000 shares of common stock of the Company and (ii) a promissory note of the Company in the amount of $500,000 (the Aloha note) to the stockholders of Aloha. Interest on the note was payable monthly at the annual rate of 10%. The entire principal amount was due on April 1, 2000. The Aloha note was secured by a first priority security interest on all of the capital stock of Aloha.

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

7. AMCON MERGER

In November 2000, the Company entered into a merger agreement with Amcon Distributing Company (Amcon), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly owned subsidiary of Amcon. The merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon, which will be priced at not less than $6.00 or more than $8.00 per share, based on a 20 trading day measuring period ending three trading days before the date of the Company's stockholder vote on the merger. As a result, Amcon will issue an aggregate of not less than 358,168 or more than 477,558 shares. Holders of outstanding options and warrants of the Company would receive comparable options and warrants of Amcon with the exercise price and number of shares covered adjusted based upon the exchange ratio.

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

The Company has established December 17, 2001 as the date for a special meeting of shareholders to vote on the Merger. If approved, as expected, the Company expects the Merger to be completed on the same date. However, the Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

8. NOTES PAYABLE

In anticipation of acquiring the Company, Amcon has provided certain debt financing to the Company for working capital and other general corporate purposes. Amcon advanced $350,000 in September 2000, $400,000 in October 2000, and an additional $500,000 in June 2001. These loans are evidenced by secured promissory notes (the Amcon notes) bearing interest at a rate of 10% per annum, payable quarterly. The Amcon notes are convertible at the election of Amcon, under certain circumstances, into Series C convertible preferred stock bearing dividends, payable quarterly, of 10% per annum and giving effective control of the Board of Directors to Amcon. The first two Amcon notes are also convertible into common stock of the Company at Amcon's election at a conversion price equal to $2,865,348 divided by the number of shares of common stock outstanding on the conversion date. The Amcon notes are secured by a lien on all of the Company's assets. The third Amcon note is convertible into common stock at a conversion price of $.40 per share. The due date of the Amcon notes, originally February 28, 2001, has been extended to December 31, 2001.

In September 2001, an affiliate of AMCON, provided $354,483 of debt financing to the Company for working capital and other general corporate purposes. This loan is evidenced by a secured promissory note bearing interest at a rate of 8% per annum. The note, along with earned interest, is due and payable on or before December 31, 2001.

In September 1997, the Company acquired certain bottle making equipment used in its bottling operations. The consideration for the equipment was an aggregate of $1.2 million, a portion of which was paid through the issuance of a promissory note in the original principal amount of $825,000, payable in installments, as defined. The Company discounted this equipment note payable using an estimated weighted average cost of capital of 12%, and amortized the resulting discount to interest expense using the effective interest method over the term of the loan. In October 2000, the Company negotiated a restructuring of the $189,000 installment due on September 30, 2000, so as to extend the payment over six months. This installment was paid in full as of May 11, 2001. The outstanding principal balance of this note is due in two equal installments of $165,000 (plus interest) on September 30, 2001and on
September 30, 2002.   The Company failed to make the payment due on September
30, 2001 and is in default on the note.

In September 1999, the Company acquired a prefabricated warehouse, which it assembled and installed on its property in Kea'au. The warehouse was purchased for $24,995 with a down payment of $2,000 and a 5-year note, with monthly payments aggregating $22,995, including interest.

The following summarizes the Company's notes payable as of September 30, 2001:


           First Amcon note                    $  350,000
           Second Amcon note                      400,000
           Third Amcon note                       500,000
           Amcon affiliate note                   354,483
           Equipment note payable in default      330,000
                                                ---------
           Net notes payable                    1,934,483
           Warehouse note payable                  13,479
                                                ---------
           Subtotal--notes payable              1,947,962
           Less: Current portion               (1,938,410)
                                                ---------
           Non-current portion                 $    9,552
                                                =========

9. STOCK OPTIONS

The total number of Common Stock warrants and options shown on the balance sheet at September 30, 2001 excludes an aggregate of 438,367 options outstanding at such date held by officers and employees of the Company, of which 150,000 (held by the Company's president) expired unexercised in October 2001. Stock options granted to employees are accounted for under APB Opinion No. 25, under which compensation expense is recognized only if the exercise price is less than the market price at the date of grant. All employee stock options outstanding at September 30, 2001 had an original exercise price of $4.00 per share. In February 2000, the Company reduced the exercise price of the options held by all active employees to $2.00 per share, which has not resulted in any further compensation charges to income through September 30, 2001.

Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, which requires that these transactions be accounted for based upon the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable.

10. SEGMENT INFORMATION

The Company has three segments: PET, home and office delivery, and XEN. The Company reportable segments are business units defined by product line, the results of which are reported directly to the Company's chief operating decision maker. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company manages cash flows and assets on a consolidated basis, and not by segment. Information for the three-month period ended September 30, 2000, and for the nine-month period ended September 30, 2000, has been recast, as required by SFAS 131, "Disclosure About Segments of an Enterprise and Related Information."

The following tables summarize the operating results by segment for the three-month periods ended September 30, 2000 and 2001:


THREE MONTHS ENDED SEPTEMBER 30, 2000:

                                                  Home and                       Company
                                         PET       Office      XEN    Corporate   Total
                                      ---------   --------- --------  ---------  ---------
Revenue from external customers      $  807,891 $   87,745 $  49,363 $     -    $  944,999
Depreciation and
  amortization expense                   60,363     15,073     2,959     21,882    100,277
Total operating costs                   603,580     82,520   114,187    360,261  1,160,548
Operating income (loss)                 204,311     (5,225)  (64,824)  (360,261)  (215,549)
Net interest income                        -          -         -        24,076     24,076
Impairment charge                          -      (122,841)     -          -      (122,841)
Net income (loss)                       204,311    (45,546)  (64,824)  (408,255)  (314,314)


THREE MONTHS ENDED SEPTEMBER 30, 2001:

                                                  Home and                        Company
                                         PET       Office      XEN    Corporate    Total
                                      ---------  ---------  --------  ---------  ---------
Revenue from external customers      $  673,028 $   84,518 $   8,083 $     -    $  765,629
Depreciation and
   amortization expense                  62,928     15,425       459     50,047    128,859
Total operating costs                   729,676     94,901   124,283    208,574  1,157,434)
Operating income (loss)                 (56,648)   (10,383) (116,200)  (208,574)  (391,805)
Impairment charge                          -          -      188,345               188,345
Net interest expense                       -          -         -        46,231     46,231
Net income (loss)                       (56,648)   (10,383) (304,545)  (254,804)  (626,381)


The following tables summarize the operating results by segment for the nine-month periods ended September 30, 2000 and 2001:

NINE MONTHS ENDED SEPTEMBER 30, 2000:

                                                 Home and                           Company
                                         PET      Office      XEN     Corporate      Total
                                      ---------  ---------  --------  ---------   ----------
Revenue from external customers      $2,334,242 $  531,958 $ 276,912 $     -     $ 3,143,112
Depreciation and
  amortization expense                  219,323     42,318     3,571      21,066     287,886
Total operating costs                 1,904,035    566,379   455,119   1,375,935   4,301,468
Operating income (loss)                 430,207    (34,421) (178,207) (1,375,935) (1,158,356)
Net interest expense                       -         1,266      -         52,335      53,601
Impairment charge                          -     1,025,935      -          -       1,025,935
Net income (loss)                       430,207 (1,061,622) (178,207) (1,428,270) (2,237,892)


NINE MONTHS ENDED SEPTEMBER 30, 2001:


                                                 Home and                         Company
                                         PET      Office      XEN     Corporate    Total
                                      ---------  ---------  --------  ---------   ---------
Revenue from external customers      $2,056,821 $  235,061 $  73,147 $     -     $ 2,365,029
Depreciation and
  amortization expense                  191,121     46,274     1,377     90,141      328,913
Total operating costs                 2,018,695    306,649   239,624    758,309    3,323,277
Operating income (loss)                  38,126    (71,588) (166,477)  (758,309)    (958,248)
Net interest expense                       -          -         -       111,951      111,951
Impairment charge                          -          -      188,345       -         188,345
Net income (loss)                        38,126    (71,588) (354,822)  (870,260)  (1,258,544)


11. EQUITY TRANSACTIONS

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

Each share of Series A preferred stock had a liquidation preference of $1,000, and was entitled to cumulative dividends at an annual rate of 4%, payable quarterly commencing May 31,1999, in cash or common stock at the election of the Company. The Series A preferred stock was convertible into common stock, in whole or in part at the election of the holder, at a variable conversion price based upon a discount to the market price (as defined) of the common stock as of each conversion date (the beneficial conversion feature).

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

b. Series B Convertible Mandatorily Redeemable Preferred Stock

In March 2000, the Company issued 100 shares ($100,000 aggregate liquidation preference amount) of Series B convertible preferred stock to a private investor. Each share of Series B preferred stock has a liquidation preference of $1,000. The Series B preferred stock was mandatorily redeemable, at the election of the holder, at any time within 90 days following the first anniversary date of the date of issuance in the event that the market price (as defined) of the common stock was less than $1.50 per share on the first anniversary date. The redemption price in such event would have been $1,500 per share ($150,000 in the aggregate).

The market price of the common stock was less than $1.50 on the first anniversary date, and the investor delivered to the Company a notice of redemption with respect to all of the outstanding Series B preferred stock. The Company recorded the $50,000 redemption premium as a preferred stock dividend. The Series B preferred stock was redeemed in full during the quarter ended June 30, 2001.

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

d. Issuance of Stock to Amcon

In February 2001, the Company issued 750,000 shares of common stock to Amcon at a purchase price of $.40 per share for an aggregate purchase price of $300,000. These shares will participate in the Merger consideration (see Note
8). In June 2001, the Company issued to Amcon a $500,000 convertible promissory note, convertible at any time at Amcon's election, into an aggregate of 1,250,000 shares of common stock at a conversion price of $.40 per share. This note is expected to be converted prior to the Merger,. The shares issued upon conversion will participate in the Merger consideration.

12. SIGNIFICANT EVENTS

In July and August 2001, the Company took delivery of a new blow molding machine and certain related equipment for installation at the Company's bottling facility. The total value of this new equipment is estimated at $2,000,000. The Company expects this new equipment to significantly enhance the efficiency of its bottling operations. The equipment was acquired by Amcon in its own name. Upon installation, the Company expects to lease this equipment from Amcon, on terms to be agreed upon. This lease is expected to be accounted for as an operating lease by the Company.

In August 2001, the Company commenced construction of an addition to its existing bottling facility to house this new equipment. The Company anticipates this addition to be completed in November 2001, at an estimated cost of $190,000,and the equipment to be fully operational by December 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE FOLLOWING DISCUSSION MAY BE DEEMED TO CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS INDICATED BY THE USE OF TERMS SUCH AS
MAY, WILL, EXPECT, BELIEVE, ESTIMATE, ANTICIPATE, INTEND OR
OTHER SIMILAR TERMS OR THE NEGATIVE OF SUCH TERMS. FORWARD-LOOKING STATEMENTS CONTAINED HEREIN MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING:
ANTICIPATED CHANGES IN REVENUE, COST OF MATERIALS, EXPENSE ITEMS, INCOME OR LOSS, EARNINGS OR LOSS PER SHARE, CAPITAL EXPENDITURES, CAPITAL STRUCTURE AND OTHER FINANCIAL ITEMS; PLANS OR OBJECTIVES OF THE COMPANY WITH RESPECT TO THE COMPANY'S GROWTH STRATEGY, INTRODUCTION OF NEW PRODUCTS, AND PROPOSED ACQUISITIONS OF ASSETS OR BUSINESSES; POSSIBLE ACTIONS BY CUSTOMERS, SUPPLIERS, COMPETITORS OR REGULATORY AUTHORITIES; AND ASSUMPTIONS UNDERLYING THE FOREGOING. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION: THE PROSPECT FOR CONTINUING LOSSES AND THE COMPANY'S POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN BASED UPON ITS EXISTING CAPITAL RESOURCES; THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND THE POSSIBLE UNAVAILABILITY OF SUCH CAPITAL ON ACCEPTABLE TERMS AND CONDITIONS; POSSIBLE ADVERSE CONDITIONS, INCLUDING VOLATILITY, IN THE MARKET FOR THE COMPANY'S SECURITIES AND THE POSSIBLE ADVERSE IMPACT OF SUCH CONDITIONS ON THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL AS NEEDED; POSSIBLE ADVERSE CHANGES IN THE MARKET FOR THE COMPANY'S PRODUCTS, INCLUDING AS A RESULT OF ADVERSE ECONOMIC CONDITIONS, SUCH AS THOSE CURRENTLY AFFECTING CERTAIN FOREIGN TARGET MARKETS; POSSIBLE ADVERSE EFFECTS OF CHANGES IN CURRENCY EXCHANGE RATES; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S DISTRIBUTOR NETWORK; POSSIBLE ADVERSE DEVELOPMENTS IN THE EXECUTION OF THE COMPANY'S EXISTING BUSINESS STRATEGY OR IN THE IMPLEMENTATION OF CHANGES THERETO; POSSIBLE ADVERSE CHANGES IN THE COMPANY'S COST OF MATERIALS OR SOURCES OF SUPPLY; POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; POSSIBLE ADVERSE DEVELOPMENTS IN GOVERNMENTAL REGULATION IN THE U.S. OR ABROAD; AND POSSIBLE ADVERSE DEVELOPMENTS IN THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCT. MANY OF THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO PREDICT OR CONTROL. SHOULD ANY UNANTICIPATED CHANGES OCCUR IN THE COMPANY'S BUSINESS, OR SHOULD MANAGEMENT'S OPERATING ASSUMPTIONS PROVE INCORRECT, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS INCLUDED HEREWITH AND THE NOTES THERETO.

RESULTS OF OPERATIONS

In November 2000, the Company entered into a merger agreement (the Merger Agreement) with Amcon Distributing Company (Amcon), pursuant to which the Company has agreed to merge with and into, and thereby become, a wholly-owned subsidiary of Amcon (the Merger). The Merger consideration values the entire common equity interest in the Company at $2,865,348, payable in common stock of Amcon (see Note 7 to the Financial Statements

The Company has established December 17, 2001 as the date for a special meeting of shareholders to vote on the Merger. If approved, as expected, the Company expects the Merger to be completed on the same date. However, the Merger Agreement is terminable under certain circumstances, and there can be no assurance that the Merger will be completed. Pending completion of the Merger, Amcon has made certain interim financing available to the Company, including an aggregate of $1,604,483 in aggregate loans secured by a lien on substantially all of the assets of the Company. The Company does not currently have any source of funds to repay these loans prior to completion of the Merger. If the Merger Agreement is terminated for any reason, it is likely that the Company will not be able to continue as a going concern.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net Sales decreased 19% to approximately $765,000 for the three months ended September 30, 2001 (the 2001 Quarter) from approximately $945,000 for the three months ended September 30, 2000 (the 2000 Quarter). $673,000 (88%) of net sales for the 2001 Quarter were derived from sales of PET products, compared to $808,000 (86%) of net sales for the 2000 Quarter. Due to limited working capital resources, and continuous unsatisfactory sales volume, in September 2001 the Company discontinued manufacturing the XEN product line, a substantial portion of which has been written down to net realizable value in the 2001 quarter. Current marketing efforts are limited to the liquidation of inventory on hand. The remaining $85,000 in net sales for the 2001 Quarter were comprised of home and office delivery sales, as compared to $87,000 in home and office delivery sales for the 2000 Quarter. Case sales of PET products in the 2001 Quarter were approximately 111,000 compared to approximately 147,000 in the 2000 Quarter, and XEN case sales were approximately 700 in the 2001 Quarter compared to 6000 in the 2000 Quarter. The decrease in PET case sales was attributable to periodic production equipment breakdowns during the 2001 Quarter, and ongoing working capital constraints on the purchase of raw materials, which resulted in an inability to fill orders.

Cost of Sales. The Company's aggregate cost of sales increased 28% to approximately $849,000 in the 2001 Quarter from approximately $662,000 in the
2000 Quarter.   This increase is primarily attributable to greater production costs for PET products resulting from ongoing production equipment breakdowns and malfunctions, and increased vehicle repair expenses in the 2001 Quarter. Additionally, certain average raw material costs per case increased 12% in the 2001 Quarter compared to the 2000 Quarter. XEN cost of sales increased $73,000 in the 2001 Quarter due primarily to a $111,000 write-down of inventory to its net realizable value (see Note 5 to Financial Statements), partially offset by a $38,000 reduction in expenses attributable to the decreased case sales volume in the 2001 Quarter as compared to the 2000 Quarter.

Selling and Marketing. Selling and marketing expenses decreased 40% to $130,000 in the 2001 Quarter from approximately $217,000 in the 2000 Quarter. The majority of this decrease is attributable to a $50,000 reduction in XEN expenses as a result of an overall curtailment of XEN marketing expenses during the 2001 Quarter. The balance of the reduction is primarily attributable an overall reduction in PET related sales and marketing expenses in the 2001 Quarter compared to the 2000 Quarter.

General and Administrative. General and administrative expenses decreased 25% to approximately $178,000 in the 2001 Quarter from approximately $222,000 in the 2000 Quarter, primarily due to a reduction in salaries, office rents, outside services, and professional fees.

Other (Expense). Net Other (Expense) was approximately $(235,000) in the 2001
Quarter compared to approximately $(98,000) in the 2000 Quarter.   The Other
(Expense) in the 2000 Quarter included a $(123,000) provision for impairment of purchase price in excess of book value due to the foreclosure on the Aloha note (see Note 6 to the Financial Statements), which did not recur in the 2001 Quarter. The Other (Expense) in the 2001 Quarter included a $(188,000) provision for impairment of the XEN trademark and the Co-packing agreement intangible assets associated with the discontinuance of the XEN product line (see Note 5 to Financial Statements). Partially offsetting this reduction in the 2001 Quarter was a $70,000 increase in interest expense, primarily attributable to interest on the Amcon notes.

Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(626,381), or $(0.08) per share, in the 2001 Quarter compared to a net loss of $(364,014), or $(0.05) per share, in the 2000 Quarter. Weighted Average Shares Outstanding were 7,935,982 in the 2001 Quarter compared to 7,041,501 in the 2000 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales decreased 25% to approximately $2,365,000 for the nine months ended September 30, 2001 (the 2001 First Three Quarters) from approximately $3,143,000 for the nine months ended September 30, 2000 (the 2000 First Three Quarters). $2,056,000 (87%) of net sales for the 2001 First Three Quarters were derived from sales of PET products compared to $2,334,000 (74%) of net sales for the 2000 First Three Quarters. The remaining $308,000 in net sales in the 2001 First Three Quarters were comprised of $235,000 (10%) in home and office delivery sales and $73,000 (3%) in XEN sales compared to $532,000 (17%) in home and office delivery sales and $277,000 (9%) in XEN sales in the 2000 First Three Quarters. Home and office delivery sales in the 2000 First Three Quarters included an aggregate of $280,000 of sales by Aloha. The acquisition of Aloha was rescinded in December 2000 (see note 6 to Financial Statements). Due to limited working capital resources, and continuous unsatisfactory sales volume, in September 2001 the Company discontinued manufacturing the XEN product line, a substantial portion of which has been written down to net realizable value in the 2001 quarter. Current marketing efforts are limited to the liquidation of inventory on hand. Sales in Hawaii accounted for 97% of PET sales in the 2001 First Three Quarters compared to 90% of PET sales in the 2000 First Three Quarters. International sales in the 2001 First Three Quarters were 2% of PET sales in the 2001 First Three Quarters compared to 3% in the 2000 First Three Quarters; and Mainland sales were 1% of PET sales in the 2001 First Three Quarters, compared to 7% in the 2000 First Three Quarters. XEN sales decreased $204,000 (74%) during the 2001 First Three Quarters compared to the 2000 First Three Quarters. PET case sales in the 2001 First Three Quarters decreased 59,000 (15%) in the 2001 First Three Quarters to $345,000 from $404,000 in the 2000 First Three Quarters.

Cost of Sales. The Company's aggregate cost of sales decreased 9% to approximately $2,215,000 in the 2001 First Three Quarters from approximately $2,418,000 in the 2000 First Three Quarters. Home and office cost of sales in the 2001 First Three Quarters decreased an aggregate of $209,000 compared to the 2000 First Three Quarters. Cost of sales in the 2000 First Three Quarters included $83,000 in costs of sales by Aloha. Due to the rescission of the Aloha acquisition in December 2000, there were no Aloha cost of sales in the 2001 First Three Quarters. XEN cost of sales decreased $143,000 in the 2001 First Three Quarters compared to the 2000 First Quarters. PET product cost of sales decreased $100,000 in the 2001 First Three Quarters compared to the 2000 First Three Quarters, primarily due to a 59,000 case sales reduction in the 2001 First Three Quarters compared to the 2000 First Three Quarters, partially offset by a $111,000 write-down of inventory to its net realizeable valuee (see Note 5 to Financial Statements).

Selling and Marketing. Selling and marketing expenses decreased 52% to approximately $363,000 in the 2001 First Three Quarters from approximately $760,000 in the 2000 First Three Quarters. This decrease occurred in all business segments in the 2001 First Three Quarters as compared with the 2000 First Three Quarters, with PET related expenses decreasing 53%, XEN related expenses decreasing 75%, home and office related expenses decreasing 48% (39% of this decrease is related to Aloha expenses in the 2000 First Three Quarters), and corporate expenses decreasing 34%. Significant decreases occurred in salaries, and consulting and travel related expenses.

General and Administrative. General and administrative expenses decreased 34% to approximately $745,000 in the 2001 First Three Quarters from approximately $1,124,000 in the 2000 First Three Quarters. This decrease occurred predominantly in corporate related expenses (a $264,000 decrease), in PET related expenses (a $40,000 decrease) and in home and office related expenses (a $87,000 decrease). In the 2000 First Three Quarters a $100,000 bonus was paid to the Company's Chief Executive Officer, which was subsequently rescinded in December, 2000. There was no bonus paid in the 2001 First Three Quarters. Further expense reductions in the 2001 First Three Quarters included salaries ($43,000), professional fees ($45,000), and office rent ($54,000), partially offset by an increase in travel expenses associated with moving the accounting and administrative office from Pearl City (on the island of Oahu) to the plant location in Keaau (on the island of Hawaii), and one time expenses incurred in the 2001 First Three Quarters for brokers fees associated with sub-letting a portion of the Pearl City office, and customs duties on the new production equipment (see Note 12 to Financial Statements). The decrease in professional fees in the 2001 First Three Quarters resulted from a decrease in financing and acquisition transactions during the 2001 First Three Quarters. General and administrative expenses in the 2000 First Three Quarters included $93,000 of Aloha general and administrative expenses. Due to the rescission of the Aloha acquisition in December 2000, there were no Aloha general and administrative expenses in the 2001 First Three Quarters. The XEN increase is primarily the result of an aggregate of $188,000 in expenses (write-off of the remaining balance of the costs for the XEN trademark and the Co-packing agreement) incurred in the 2001 Quarter associated with the discontinuance of the XEN product line (see note 5 to Financial Statements).

Other (Expenses). Other (Expenses) decreased to approximately ($300,000) in the 2001 First Three Quarters from approximately ($1,080,000) in the 2000 First Three Quarters. This decrease is primarily due to a provision for impairment of purchase price in excess of book value due to the foreclosure on the Aloha Stock (see Note 6 to the Financial Statements) which was recorded in the 2000 First Three Quarters, partially offset by an increase in interest expense associated with the Amcon notes, and a $(188,000) provision for impairment in the XEN trademark and the Co-packing agreement intangible assets associated with the discontinuance of the XEN product line which was recorded in the First Three Quarters (see Note 5 to Financial Statements). Partially offsetting this reduction in the 2001 Quarter was a $70,000 increase in interest expense, primarily attributable to interest on the Amcon notes.

Net Loss and Net Loss Per Share. Due to the foregoing, the Company incurred a net loss of $(1,258,544), or $(0.16) per share, in the 2001 First Three Quarters compared to a net loss of $(2,351,137) or $(0.36) per share, in the 2000 First Three Quarters. Weighted Average Shares Outstanding were 7,935,982 in the 2001 First Three Quarters compared to 7,850,502 in the 2000 First Three Quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $33,000 at September 30, 2001, compared to approximately $18,000 at December 31, 2000. In February 2001, Amcon invested $300,000 in the Company through the purchase of 750,000 shares of Common Stock at a purchase price of $.40 per share. In June 2001, Amcon loaned the Company $500,000 in exchange for a $500,000 convertible promissory note, convertible at any time at the election of Amcon into common stock at a conversion price of $.40 per share. In September 2001, an affiliate of Amcon loaned the Company $354,483 for working capital purposes. Offsetting these proceeds were losses from operating activities of ($709,000), purchase of property and equipment ($79,000), repayment of notes and capital leases ($198,000), and redemption of the Company's Series B preferred stock ($150,000). The Company is currently substantially dependent upon funding from Amcon to sustain its operations. If Amcon fails to make additional financing available or if the Merger is not completed for any reason, the Company will likely not be able to continue as a going concern. The Company is currently negotiating for additional funding from Amcon for working capital and for plant additions, in amounts yet to be determined, pending completion of the Merger. There can be no assurance that Amcon will provide this additional funding.

The Company has issued three promissory notes to Amcon in the aggregate principal amount of $1,250,000, secured by substantially all of the assets of the Company. The due date of these notes is currently December 31, 2001. The Company has also issued a secured promissory note to an affiliate of Amcon in the aggregate principal amount of $354,483. The Company does not currently have any source of funds to repay these loans prior to completion of the Merger. The Company also has outstanding a promissory note in default to the vendor of its existing blow molding machine. The outstanding principal balance of this note is due in two equal installments of $165,000 (plus interest) on
September 30, 2001and on September 30, 2002.   The Company failed to make the
payment due on September 30, 2001 and is currently in default under this note.

Amcon has ordered new blow molding and related equipment with an aggregate purchase price of approximately $2,000,000 for installation at the Company's bottling facility. This equipment, which is expected to be operational by December 2001, should enable the Company to reduce its production costs of finished bottles in an amount sufficient to enable the Company to reach break-even in its PET operations. This equipment has been acquired by Amcon in its own name. Upon installation, this equipment will be leased from Amcon on terms to be agreed upon. This lease will be accounted for as an operating lease. The Company does not anticipate any significant additional capital expenditures prior to the anticipated completion date of the Merger.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting forbusiness combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

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

(c) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



ITEM 6. EXHIBITS


   (a) Exhibits

Exhibit Number                       Description


        2.1 Fifth Amended and Restated Agreement and Plan of Merger among Amcon Distributing Company (Amcon), Amcon Merger Sub and the Registrant dated September 27,2001

       10.1 Fourth Amended and Restated 10% Secured Convertible Note due December 31, 2001(issued to Amcon) in the original principal amount of $350,000

       10.2 Fourth Amended and Restated 10% Secured Convertible Note due December 31, 2001(issued to Amcon) in the original principal amount of $400,000

       10.3 Amended and Restated 10% Secured Convertible Note due December 31, 2001(issued to Amcon) in the original principal amount of $500,000

       10.4 Amended and Restated 8% Secured Promissory Note due December 31, 2001 (issued to The Healthy Edge, Inc.)in the original principal amount of $354,483


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HAWAIIAN NATURAL WATER COMPANY, INC.
                                   (Registrant)



November 14, 2001          By: /s/ MARCUS BENDER
                             ----------------------
                             Marcus Bender
                             President & Chief Executive Officer


November 14, 2001           By: /s/ WILLARD D. IRWIN
                             -----------------------
                             Willard D. Irwin
                             Chief Financial Officer

EXHIBIT INDEX



Exhibit Number             Description


2.1 Fifth Amended and Restated Agreement and Plan of Merger among Amcon Distributing Company (Amcon), Amcon Merger Sub and the Registrant dated September 27,2001

10.1 Fourth Amended and Restated 10% Secured Convertible Note due December 31, 2001(issued to Amcon) in the original principal amount of $350,000

10.2 Fourth Amended and Restated 10% Secured Convertible Note due December 31, 2001(issued to Amcon) in the original principal amount of $400,000

10.3 Amended and Restated 10% Secured Convertible Note due December 31, 2001(issued to Amcon) in the original principal amount of $500,000

10.4 Amended and Restated 8% Secured Promissory Note due December 31, 2001 (issued to The Healthy Edge, Inc.)in the original principal amount of $354,483